Form 10QSB
period 2004-03-31
CITIZENS COMMUNITY BANCORP
filed 2004-05-13
CIK 1273805

OMB APPROVAL
OMB Number: 3235-0416
Expires: February 28, 2006
Estimated Average burden
Hours per response..........182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

/X/  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

/  /  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to __________
Commission file number__________________________

CITIZENS COMMUNITY BANCORP

(Exact name of small business issuer as specified in its charter)

United States (State or other jurisdiction of incorporation or organization)	20-0663325 (IRS Employer Identification Number)

2174 EastRidge Center, Eau Claire, WI 54701 (Address of principal executive offices)

715-836-9994 Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 and 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/   No /  /

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each issuer's classes of common equity, as of the latest practicable date:

At April 30, 2004 there were 3,041,750 shares of issuer's common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes /  /   No /X/

SEC2334 (1-04)	Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Next Page

CITIZENS COMMUNITY BANCORP

Next Page

CITIZENS COMMUNITY BANCORP Consolidated Balance Sheets as of March 31, 2004 and September 30, 2003

Assets	March 31, 2004	September 30, 2003

Cash and cash equivalents	$2,128,601	$3,074,024
Certificates of deposit in other financial institutions	$0	$0
Loans Receivable	$134,105,700	$123,573,894
Allowance for Loan Losses	$(506,837)	$(466,527)
Loans receivable - Net	$133,598,863	$123,107,367
Office properties and equipment - Net	$2,293,856	$2,342,738
Federal Home Loan Bank stock	$693,700	$671,000
Accrued interest receivable	$420,829	$397,058
Other assets	$1,006,022	$807,696
ESOP Notes Receivable	$1,192,360	$0
TOTAL ASSETS	$141,334,231	$130,399,883

Liabilities and Equity	March 31, 2004 (unaudited)	September 30, 2003

Liabilities:
Deposits	$120,180,956	$114,962,864
Federal Home Loan Bank Advances	$0	$3,700,000
Other Liabilities	$1,920,121	$746,083
Total Liabilites	$122,101,077	$119,408,947

Stockholders' Equity:
Common Stock	$30,418	$0
Additional Paid-in Capital	$9,136,238	$0
Retained Earnings	$11,258,858	$10,990,936
ESOP Debt	$(1,192,360)	$0
Total Stockholders' Equity	$19,233,154	$10,990,936
TOTAL LIABILITIES AND EQUITY	$141,334,231	$130,399,883

Next Page

CITIZENS COMMUNITY BANCORP Consolidated Statements of Income For the Three and Six Months Ended March 31, 2004 and 2003 (Unaudited)

	Three Months Ended		Six Months Ended

	March 31, 2004	March 31, 2003	March 31, 2004	March 31, 2003

Interest and Dividend Income:
Interest and Fees on loans	$2,311,615	$2,137,100	$4,587,438	$4,283,941
Interest on investments	$20,981	$27,234	$39,461	$62,716
Total Interest and Dividend Income	$2,332,596	$2,164,334	$4,626,899	$4,346,657
Interest expense	$722,892	$788,571	$1,471,998	$1,636,855
Net Interest Income	$1,609,704	$1,375,763	$3,154,901	$2,709,802
Provision for loan losses	$99,999	$96,000	$195,999	$213,530
Net Interest Income After Provision For Loan Loss	$1,509,705	$1,279,763	$2,958,902	$2,496,272

Noninterest Income:
Service charges on deposit accounts	$177,566	$179,995	$375,146	$348,247
Insurance commissions	$83,912	$61,549	$146,216	$134,696
Loan fees and service charges	$78,665	$87,665	$134,599	$152,361
Other	$16,618	$18,743	$31,929	$37,803
Total Noninterest Income	$356,761	$347,952	$687,890	$673,107

Noninterest Expense:
Salaries and related benefits	$973,119	$883,715	$1,882,481	$1,749,703
Occupancy - Net	$108,656	$84,961	$190,727	$150,416
Office	$134,003	$124,957	$280,600	$261,066
Data processing	$78,352	$69,921	$153,848	$136,571
Other	$266,240	$253,363	$531,108	$505,749
Total Noninterest Expense	$1,560,370	$1,416,917	$3,038,764	$2,803,505

Income before provision for income tax	$306,096	$210,798	$608,028	$365,874
Provision for income taxes	$120,843	$83,265	$240,106	$144,520

Net Income	$185,253	$127,533	$367,922	$221,354

Next Page

CITIZENS COMMUNITY BANCORP Consolidated Statements of Cash Flow For the Six months ended March 31, 2004 and 2003

	March 31, 2004 (unaudited)	March 31, 2003 (unaudited)
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net Income	$367,922	$221,354
Adjustments to reconcile net inomce to net cash provided by operating activities:
Provision for depreciation	$130,395	$130,145
Provision for loan loss	$195,999	$213,530
Federal Home Loan Bank stock dividends	$(22,700)	$(22,300)
Increase (decrease) in accrued interest receivable and other assets	$(309,486)	$(22,617)
Increase (decrease) in other liabilities	$69,066	$(24,455)
Total Adjustments	$63,274	$274,303
Net cash provided by operating activities	$431,196	$495,657

Cash flows from investing activities:
Net decrease (increase) in certificate of deposit in other financial inst.	$0	$396,000
Purchase of Federal Home Loan Bank stock	$0	$0
Net increase in loans	$(10,687,494)	$(10,482,576)
Capital expenditures	$(81,513)	$(345,883)
Net cash used in investing activities	$(10,769,007)	$(10,432,459)

Cash flows from financing activities:
Borrowings	$(2,507,640)	$0
Increase in deposits	$5,218,092	$7,982,057
Proceeds from sale of Common Stock	$7,974,296	$0
Formation of CCMHC	$(100,000)
ESOP Loan	$(1,192,360)	$0
Net cash provided by financing activities	$9,392,388	$7,982,057

Net (decrease) increase in cash and cash equivalents	$(945,423)	$(1,954,745)
Cash and cash equivalents at beginning	$3,074,024	$5,935,121
Cash and cash equivalents at end	$2,128,601	$3,980,376

Next Page

CITIZENS COMMUNITY BANCORP CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY For the Six Months ended March 31, 2004 and 2003 (UNAUDITED)

Six Months Ended March 31, 2004	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total
Balance - Beginning of period	0	$0	$0	$10,990,936	$0	$0	$10,990,936
Comprehensive Income:
Net Income				$367,922			$367,922
Other Comprehensive Income						$0	$0
Total Comprehensive Income							$367,922

Sale of Common Stock	978,650	$9,787	$9,156,869				$9,166,656

Unearned ESOP Shares					$(1,192,360)		$(1,192,360)

Dividends Paid							$0

Formation of Mutual Holding Company	2,063,100	$20,631	$(20,631)	$(100,000)			$(100,000)

Balance - End of Period	3,041,750	$30,418	$9,136,238	$11,258,858	$(1,192,360)	$0	$19,233,154

Six Months Ended March 31, 2003	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total
Balance - Beginning of period	0	$0	$0	$10,393,439	$0	$0	$10,393,439
Comprehensive Income:
Net Income				$221,354			$221,354
Other Comprehensive Income						$0	$0
Total Comprehensive Income							$221,354

Issuance of Common Stock	0	$0	$0				$0

Unearned ESOP Shares					$0		$0

Dividends Paid							$0

Balance - End of Period	0	0	0	10,614,793	0	0	10,614,793

Next Page

CITIZENS COMMUNITY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 -Organization

The financial statements of Citizens Community Federal included herein have been included by Citizens Community Bancorp (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. The Company is a successor to Citizens Community Federal as a result of a regulatory restructuring into a mutual holding company form, which was effective on March 29, 2004. The restructuring included the capitalization of the Company, the sale of 978,650 shares of its common stock, including 109,236 shares to the Company's employee stock ownership plan (ESOP), the issuance of 2,063,100 shares to the Citizens Community Mutual Holding Company and the acquisition by the Company of all of the shares of Citizens Community Federal. The ESOP borrowed $1,092,360 from the Company to purchase 109,236 shares of the Company's stock.

Proceeds from the stock offering, net of the ESOP loan of $1,192,360, totaled $7,974,296. $4,533,328 was used to purchase 100% (3,041,750 shares) of Citizens Community Federal stock and $3,340,968 was retained by the Company for short-term investments and general corporate purposes. The restructuring included a series of transactions by which the corporate structure of Citizens Community Federal was converted from a mutual savings bank to the mutual holding company form of ownership. Upon completion, Citizens Community Federal became a federal stock savings bank subsidiary of Citizens Community Bancorp. Citizens Community Bancorp is a majority-owned subsidiary of Citizens Community MHC. Members of Citizens Community Federal became members of Citizens Community MHC and continue to have the same voting rights in Citizens Community MHC as they had in Citizens Community Federal. Citizens Community MHC owns 67.83% or 2,063,100 shares of the common stock of Citizens Community Bancorp and the remaining 32.17% of the stock was sold to the public.

The consolidated income of the Company is principally from the income of the Bank. The Bank originates residential and consumer loans and accepts deposits from customers primarily in Wisconsin and in the Mankato, Minnesota area. The Bank is subject to competition from other financial institutions and non-financial institutions providing financial products. Additionally, the Bank is subject to the regulations of certain regulatory agencies and undergoes periodic examination by those regulatory agencies.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Citizens Community Federal. All significant inter-company accounts and transactions have been eliminated.

Next Page

The accompanying unaudited consolidated financial statements of Citizens Community Bancorp have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation have been included. Operating results for the three and six months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended September 30, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.

NOTE 3 - EARNINGS PER SHARE

Basic earnings per share represent income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Earnings per share data from March 29, 2004 (the date of reorganization), to March 31, 2004 is not meaningful due to the shortness of the period and, accordingly, has not been presented. Earnings per share data does not apply to the periods prior to the conversion since the Citizens Community Federal was a mutual savings bank with no stock outstanding.

Next Page

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

GENERAL

Citizens Community Bancorp (the "Company") was capitalized as a result of an initial public offering related to the mutual holding company reorganization as explained in Note 1 to the unaudited consolidated financial statements, effective March 29, 2004. The Company is the mid-tier holding company for Citizens Community Federal. The Company is chartered under federal law and owns 100% of the stock of Citizens Community Federal (the "Bank." The Company directs Citizens Community Federal's business activities.

Effective November 1, 2003, Citizens Community Federal purchased the assets and assumed the deposit liabilities of a branch office of a bank in Mankato, Minnesota. Under terms of the agreement, Citizens Community Federal assumed approximately $7.9 million of deposit liabilities in exchange for $6.9 million of cash and $800,000 of loans and other assets. A premium of $200,000 was paid by the Bank.

The following discussion focuses on the consolidated financial condition of the Company and subsidiary as of March 31, 2004 and the consolidated results of operations for the three and six months ended March 31, 2004, compared to the same period in 2003. This discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto included with this respect.

CRITICAL ACCOUNTING POLICIES

Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses charges to expense. Loans are charged against the allowance for loan losses when management believes the collectibility of the principal is unlikely. The Bank considers loans secured by real estate and all consumer loans to be large groups of smaller-balance homogeneous loans is collectively evaluated for impairment. The allowance for credit losses attributed to these loans is established via a process that estimates the probable losses inherent in the portfolio, based upon various analyses. These include historical delinquency and credit loss experience and the current aging of the portfolio, together with analyses that reflect current trends and conditions. Management also considers overall portfolio indicators including historical credit losses, delinquent, non-performing and classified loans, and trends in volumes and term of loans; an evaluation of overall credit quality and the credit process, including lending policies and procedures, and economic, geographical, and other environmental factors.

In management's judgment, the allowance for loan losses is maintained at a level that represents its best estimate of probable losses relating to specifically identified loans, as well as probable losses inherent in the balance of the loan portfolio.

Next Page

Financial Condition

Total Assets. Total assets of the Company as of March 31, 2004 were $141.3 million, compared to $130.4 million as of September 30, 2003, an increase of $10.9 million, or 8.4%. Assets increased primarily as a result of an increase in loan receivables. One contributing factor to the increase was the purchase of the branch in Mankato, Minnesota on November 1, 2003, which included $700,618 in loans and $24,346 in equipment.

Cash and Cash Equivalents. Cash and cash equivalents decreased from $3.1 million on September 30, 2003 to $2.1 million on March 31, 2004.

Loans Receivable. Loans increased by $10.5 million, or 8.5%, from $123.6 million as of September 30, 2003 to $134.1 million as of March 31, 2004. At March 31, 2004, the loan portfolio included $85.5 million or 64% of loans secured by real estate, $48.5 million or 36% of consumer loans and commercial loans of $86,798 or less than 1% of total loans.

At September 30, 2003, the mix of loan portfolio included real estate loans of $76.0 million or 62% of total loans, consumer loans of $47.6 million or 38% of total loans and commercial loans of $26,077, less than 1% of total loans.

Allowance for Loan Losses. Based on loss estimates described in "Critical Accounting Policies - Allowance for Loan Losses", Management's evaluation of these factors resulted in an allowance for loan losses of $506,837 or 0.38% of total loans at March 31, 2004, compared to $466,527, or .38% of total loans as of September 30, 2003.

The resulting provisions for loan losses are the amounts required to maintain the allowance for loan losses at levels deemed necessary by management after taking into consideration charge-offs and recoveries. The provision for loan losses for the six months ended March 31, 2004 and 2003 were $195,999 and $213,530 respectively. During the three months ended March 31, 2004, the Bank incurred $76,924 in net charge-offs, compared to $72,442 in net charge-offs during the same period in 2003. During the six months ended March 31, 2004, the Bank incurred $155,687 in net charge-offs, compared to $140,993 for the same period ended March 31, 2003. Management recognizes that there are estimates of inherent losses in the process and the actual losses could be different from the current estimates.

Office Properties and Equipment. Total investment in office properties and equipment was $2.3 million on September 30, 2003 and remained $2.3 million on March 31, 2004.

Deposits. Deposits as of March 31, 2004 were $120.2 million, compared to $114.9 million as of September 30, 2003, an increase of $5.2 million, or 4.5%. The majority of the deposit growth came from the purchase of the Mankato branch described above.

Borrowed Funds. Federal Home Loan Bank advances decreased from $3.7 million at March 31, 2003 to zero at March 31, 2004, as the need to borrow funds diminished as deposits were used to fund loan demand.

Next Page

Liquidity and Asset Liability Management. The Company must maintain an adequate liquidity position in order to respond to the short term demand for funds caused by withdrawal from deposit accounts, extensions of credit and for payments of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets; those which can be converted into cash and access to additional sources of funds. Primarily, liquid assets of the Company are cash and due from bank, interest-bearing deposits, investments held that are available for sale and maturing loans. Loans from the Federal Home Loan Bank system represent the Company's primary source of immediate liquidity, and were maintained at a level needed to meet needs. Assets and liabilities are maintained to provide the proper balance between liquidity, safety and profitability. This monitoring process is done on a continuing basis. The Company manages its interest rate sensitive assets and liabilities on a daily basis to lessen the impact of interest rate change. As part of managing liquidity, the Company monitors its maturity deposits, maturing loans, loan to deposit ratio, competitor rates and cost to borrow funds versus attract deposits. The Company manages its rate sensitivity position to avoid wide swings in margins and to minimize risk. The Company's management believe its liquidity sources are adequate to meet its operating needs.

Off-Balance Sheet Liabilities. The Company has financial instruments with off-balance sheet risk. These instruments include unused commitments for credit cards, lines of credit, overdraft protection and home equity lines of credit, as well as commitments to extend credit. As of March 31, 2004 and September 30, 2003, the Company has $5.5 million in unused commitments.

Capital Resources. Capital ratios applicable to the Bank as of March 31, 2004 and September 30, 2003 were as follows:

Capital Ratios
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2004 (Unaudited)
Total capital (to risk weighted assets)
Citizens Community Federal	$14,982	15.78%	$7,594	8.00%	$9,492	10.00%

Tier 1 capital (to risk weighted assets)
Citizens Community Federal	$14,639	15.42%	$3,797	4.00%	$5,695	6.00%

Tier 1 capital (to adjusted total assets)
Citizens Community Federal	$14,639	10.38%	$5,640	4.00%	$7,051	5.00%

As of September 30, 2003
Total capital (to risk weighted assets)
Citizens Community Federal	$11,458	12.86%	$7,129	8.00%	$8,912	10.00%

Tier 1 capital (to risk weighted assets)
Citizens Community Federal	$11,135	12.49%	$3,565	4.00%	$5,347	6.00%

Tier 1 capital (to adjusted total assets)
Citizens Community Federal	$11,135	8.55%	$5,216	4.00%	$6,520	5.00%

Management intends to maintain capital levels in excess of the minimum amounts established by regulatory authorities. The Bank was categorized as "well-capitalized" under the regulatory framework for capital adequacy as of March 31, 2004 and September 30, 2003.

Next Page

Results of Operation

Net Income. For the three months ended March 31, 2004, the Company reported net income of $185,253, an increase of 45.3%, compared to net income of $127,533 for the three months ended March 31, 2003. Net income was $367,922 for the six months ended March 31, 2004, as compared to net income of $221,354 for the same period in 2003, an increase of $146,568, or 66.2%. The increase was primarily a result of an increase in interest income due to an increase in loan activity and a decrease in interest expense due to decreased cost of funds.

Total Interest Income. Total interest income increased by $168,262 for the three month period ended March 31, 2004, to $2.3 million from $2.2 million for the same period in 2003. Total interest income increased by $280,242 for the six month period ended March 31,2004, to $4.6 million from $4.3 million for the same period ended March 31, 2003. The increase for both periods was a result of an increase in loan receivables.

Net Interest Income. Net interest income before provision for loan losses increased by $233,941 for the six month period ended March 31, 2004, to $1.6 million compared to $1.4 million for the same period in 2003. Total net interest income increased by $445,099 for the six month period ended March 31, 2004, to $3.2 million from $2.7 million for the same period ended March 31, 2003. The increase is due to increased loan volume and subsequent increase in the balance of loan outstandings offsetting the decrease in average loan yield and the decrease in interest expense. The interest expense decreased by $65,679 in the three month period ended March 31, 2004, from $788,571 for the same period in 2003. The interest expense decreased by $164,857 for the six month period ended March 31, 2004, from $1.6 million for the same period ended March 31, 2003. The decrease for both periods was a result of lower cost of funds.

Provision for Loan Losses. We establish the provision for loan losses, which are charged to operations, at a level management believes will reflect probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers the types of loans and the amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. Based on our evaluation of these factors, we made provisions of $99,999 and $96,000 for the three months ended March 31, 2004 and March 31, 2003, respectively. For the six month period ended March 31, 2004, we made provisions of $195,999 compared to provisions of $213,530 for the same period a year ago. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available, or as future events change. We used the same methodology and generally similar assumptions in assessing the loan allowance for both periods. The level of the allowance is based on estimates and the ultimate losses may vary from the estimates. Management assesses the allowance for loan losses on a monthly basis and makes provisions for loan losses as necessary in order to maintain the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions or changes in individual account conditions. In addition, various regulatory agencies, as an integral part in their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of March 31, 2004 is maintained at a level that represents management's best estimate of probable losses inherent in the loan portfolio.

Next Page

Non-Interest Income. Total non-interest income was $356,761 for the three months ended March 31, 2004, compared to $347,952 for the same period in 2003. Total non-interest income for the six month period ended March 31, 2004 was $687,890, compared to $673,107 for the six month period ended March 31, 2003. The increase came primarily from additional fee income from product lines that were added in 2003 for closing fees, form fees and GAP insurance.

Non-Interest Expense. Non-interest expense increased 10.1%, from $1.4 million for the three months ended March 31, 2003, to $1.6 million for the three month period ended March 31, 2004. Non-interest expense increased by 8.4%, from $2.8 million for the six month period ended March 31, 2003, compared to $3.0 for the six month period ended March 31, 2004. Salary increases represent 62.3% of the three month period increase, and 56.4% of the six month expense increase for the period ended March 31, 2003. This increase is primarily due to normal salary increases and the additional staffing at the Mankato facility which, as previously mentioned, was acquired on November 1, 2003.

Forward-Looking Statements. This Form 10-QSB contains certain 'forward-looking statements' which may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated," with respect to our financial condition. Results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage, consumer and other loans, real estate values, competition, changes in accounting principles, policies or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services.

Next Page

ITEM 3. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-15(e) under the Securities Exchange Act of 1934 (the "Act") as of March 31, 2004 was carried out under the supervision and with the participation of the Chief Executive Officer and Principal Financial Officer and several other members of the Corporation's senior management. The Corporation's Chief Executive Officer and Principle Financial Officer concluded that the Corporation's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed in the reports the Corporation files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive Officer and Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b)	Changes in Internal Controls: In the quarter ended March 31, 2004, there have been no changes in internal controls over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially effect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

As a depository of funds, the Bank may occasionally be named as defendant in lawsuits (such as garnishment actions) involving claims to the ownership of funds in particular accounts. Such litigation is incidental to the Bank's business. We are not aware of any pending litigation.

Item 2. CHANGES IN SECURITIES

The Registration Statement on Form SB-2 (No. 333-111588), for which the use of proceeds information is being disclosed, was declared effective by the Securities and Exchange Commission on February 11, 2004. The offering commenced on the same date and was completed on March 16, 2004. The Registration Statement covered the issuance of 978,650 shares of Citizens Community Bancorp common stock, par value $.01 per share. The managing underwriter for the offering was Keefe, Bruyette and Woods, Inc. The aggregate offering price of the shares of common stock registered was $9,786,500, and this is the amount that was sold in the offering. The expenses incurred by the Company in connection with the issuance and distribution of the securities was $619,844, including $154,209 in underwriting fees. Such payments were not direct or indirect payments to directors, officers, general partners of the issuer or their associates, persons owning 10 percent or more of any class of equity security of the Company or affiliates of the Company. The net offering proceeds to the Company was approximately $9,166,656. Of this amount, $4,533,328 was used by the Company to purchase all of the outstanding shares of common stock of Citizens Community Federal, $100,000 was contributed to the capital of Citizens Community MHC, the Company's parent, $1,192,360 was lent by the Company to the employee stock ownership plan, and $3,340,968 was contributed to the working capital of the Company.

Next Page

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

Item 5. OTHER INFORMATION

Not applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	31.1	Rule 13a-15(e) Certification of the Company's President and Chief Executive Officer.
	31.2	Rule 13a-15(e) Certification of the Company's Chief Financial Officer
	32.0	Certification

(b)	Reports on Form 8-K No reports on Form 8-K have been filed during the quarter for which this report is filed.

Next Page

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS COMMUNITY BANCORP
Date: May 13, 2004	James G. Cooley President and Chief Executive Officer
Date: May 13, 2004	/s/ John Zettler John Zettler Executive Vice-President and Chief Financial Officer

Next Page