Form 10QSB
period 2004-06-30
CITIZENS COMMUNITY BANCORP
filed 2004-08-03
CIK 1273805

OMB APPROVAL
OMB Number: 3235-0416
Expires: February 28, 2006
Estimated Average burden
Hours per response..........182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

/X/  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

At July 31, 2004 there were 3,041,750 shares of issuer's common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes /  /   No /X/

SEC2334 (1-04)	Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Next Page

CITIZENS COMMUNITY BANCORP

Next Page

CITIZENS COMMUNITY BANCORP
Consolidated Balance Sheets
as of June 30, 2004 and September 30, 2003
Assets	June 30, 2004 (unaudited)	September 30, 2003

Cash and cash equivalents	$5,197,658	$3,074,024
Certificates of deposit in other financial institutions	$0	$0
Loans Receivable	$143,037,511	$123,573,894
Allowance for Loan Losses	$(525,210)	$(466,527)
Loans receivable - Net	$142,512,301	$123,107,367
Office properties and equipment - Net	$2,247,801	$2,342,738
Federal Home Loan Bank stock	$815,900	$671,000
Accrued interest receivable	$436,085	$397,058
Other assets	$1,120,850	$807,696

TOTAL ASSETS	$152,330,595	$130,399,883

Liabilities and Equity	June 30, 2004 (unaudited)	September 30, 2003

Liabilities:
Deposits	$118,517,423	$114,962,864
Federal Home Loan Bank Advances	$13,500,000	$3,700,000
Other Liabilities	$936,730	$746,083

Total Liabilites	$132,954,153	$119,408,947

Stockholders' Equity:
Common Stock	$30,418	$0
Additional Paid-in Capital	$9,017,772	$0
Retained Earnings	$11,499,507	$10,990,936
Unallocated Shares Held by ESOP	$(1,171,255)	$0

Total Stockholders' Equity	$19,376,442	$10,990,936

TOTAL LIABILITIES AND EQUITY	$152,330,595	$130,399,883

Next Page

CITIZENS COMMUNITY BANCORP
Consolidated Statements of Income
For the Three and Nine Months Ended June 30, 2004 and 2003
(Unaudited)
	Three Months Ended		Nine Months Ended

	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Interest and Dividend Income:
Interest and Fees on loans	$2,392,817	$2,224,370	$6,984,777	$6,552,863
Interest on investments	$32,353	$19,137	$57,195	$81,853

Total Interest and Dividend Income	$2,425,170	$2,243,507	$7,041,972	$6,634,716
Interest expense	$684,159	$769,555	$2,141,538	$2,406,409

Net Interest Income	$1,741,011	$1,473,952	$4,900,434	$4,228,307
Provision for loan losses	$99,999	$96,000	$295,998	$309,530

Net Interest Income After Provision For Loan Loss	$1,641,012	$1,377,952	$4,604,436	$3,918,777

Noninterest Income:
Service charges on deposit accounts	$195,509	$209,076	$587,598	$572,985
Insurance commissions	$95,855	$83,840	$242,070	$218,536
Loan fees and service charges	$63,017	$62,357	$193,093	$170,167
Other	$4,474	$4,061	$13,713	$18,597

Total Noninterest Income	$358,855	$359,334	$1,036,474	$980,285

Noninterest Expense:
Salaries and related benefits	$1,021,254	$922,678	$2,932,555	$2,717,152
Occupancy - Net	$161,290	$141,438	$476,668	$414,393
Office	$124,870	$123,718	$405,469	$384,786
Data processing	$66,843	$65,860	$220,691	$202,432
Other	$228,293	$174,761	$600,183	$505,593

Total Noninterest Expense	$1,602,550	$1,428,455	$4,635,566	$4,224,356

Income before provision for income tax	$397,317	$308,831	$1,005,344	$674,706
Provision for income taxes	$156,668	$121,988	$396,773	$266,509
Net Income	$240,649	$186,843	$608,571	$408,197

Basic and diluted earnings per share	$0.08	NA	NA	NA

Next Page

CITIZENS COMMUNITY BANCORP
Consolidated Statements of Cash Flow
For the Nine Months ended June 30, 2004 and 2003

	June 30, 2004 (unaudited)	June 30, 2003 (unaudited)

Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net Income	$608,571	$408,197
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation	$194,240	$196,136
Provision for loan loss	$295,998	$309,530
Provision for deferred income taxes	$(94,000)	$0
Federal Home Loan Bank stock dividends	$(32,900)	$(31,400)
Increase (decrease) in accrued interest receivable and other assets	$(345,571)	$41,273
Increase (decrease) in other liabilities	$278,036	$(39,695)

Total Adjustments	$295,803	$475,844

Net cash provided by operating activities	$904,374	$884,041

Cash flows from investing activities:
Net decrease (increase) in certificate of deposit in other financial inst.	$0	$1,188,000
Purchase of Federal Home Loan Bank stock	$(112,000)	$(75,800)
Net increase in loans	$(19,700,931)	$(15,666,492)
Capital expenditures	$(99,303)	$(355,911)

Net cash used in investing activities	$(19,912,234)	$(14,910,203)

Cash flows from financing activities:
Borrowings	$10,992,360	$0
Increase in deposits	$3,554,559	$10,313,884
Proceeds from sale of Common Stock	$7,855,830	$0
Formation of CCMHC	$(100,000)	$0
Unallocated Shares Held by ESOP	$(1,171,255)	$0

Net cash provided by financing activities	$21,131,494	$10,313,884

Net (decrease) increase in cash and cash equivalents	$2,123,634	$(3,712,278)
Cash and cash equivalents at beginning	$3,074,024	$5,935,121

Cash and cash equivalents at end	$5,197,658	$2,222,843

Next Page

CITIZENS COMMUNITY BANCORP
CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY
For the Nine Months ended June 30, 2004 and 2003
(UNAUDITED)
					Unallocated	Accumulated
			Additional		Shares Held	Other
			Paid-in	Retained	by	Comprehensive
Nine Months Ended June 30, 2004	Shares	Common Stock	Capital	Earnings	ESOP	Income (Loss)	Total

Balance - Beginning of period	0	$0	$0	$10,990,936	$0	$0	$10,990,936
Comprehensive Income:
Net Income				$608,571			$608,571
Other Comprehensive Income						$0	$0
Total Comprehensive Income							$608,571
Sale of Common Stock	978,650	$9,787	$9,038,403				$9,048,190
Unallocated Shares Held by ESOP					$(1,171,255)		$(1,171,255)
Dividends Paid							$0
Formation of Mutual Holding Company	2,063,100	$20,631	$(20,631)	$(100,000)			$(100,000)

Balance - End of Period	3,041,750	$30,418	$9,017,772	$11,499,507	$(1,171,255)	$0	$19,376,442

					Unallocated	Accumulated
			Additional		Shares Held	Other
			Paid-in	Retained	by	Comprehensive
Nine Months Ended June 30, 2003	Shares	Common Stock	Capital	Earnings	ESOP	Income (Loss)	Total

Balance - Beginning of period	0	$0	$0	$10,393,439	$0	$0	$10,393,439
Comprehensive Income:
Net Income				$408,197			$408,197
Other Comprehensive Income						$0	$0
Total Comprehensive Income							$408,197
Issuance of Common Stock	0	$0	$0				$0
Unallocated Shares Held by ESOP					$0		$0
Dividends Paid							$0

Balance - End of Period	0	0	0	10,801,636	0	0	10,801,636

Next Page

CITIZENS COMMUNITY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - ORGANIZATION

The financial statements of Citizens Community Federal included herein have been included by Citizens Community Bancorp (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. The Company is a successor to Citizens Community Federal as a result of a regulatory restructuring into a mutual holding company form, which was effective on March 29, 2004. The restructuring included the capitalization of the Company, the sale of 978,650 shares of its common stock, including 119,236 shares to the Company's employee stock ownership plan (ESOP), the issuance of 2,063,100 shares to the Citizens Community Mutual Holding Company and the acquisition by the Company of all of the shares of Citizens Community Federal. The ESOP borrowed $1,192,360 from the Company to purchase 119,236 shares of the Company's stock.

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

Next Page

The accompanying unaudited consolidated financial statements of Citizens Community Bancorp have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation have been included. Operating results for the three and nine months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending September 30, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.

NOTE 3 - EARNINGS PER SHARE

Basic and diluted earnings per share represent income available to common shareholders divided by the weighted-average number of common shares outstanding during the period, excluding unallocated shares of the Employee Stock Ownership Plan (ESOP). The weighted average number of shares outstanding was 2,922,514. Earnings per share of $.08 were reported for the quarter ending June 30, 2004. Earnings per share data from March 29, 2004 (the date of reorganization), to June 30, 2004 is not meaningful due to the shortness of the period and, accordingly, has not been presented. Earnings per share data does not apply to the periods prior to the conversion since Citizens Community Federal was a mutual savings bank with no stock outstanding.

Next Page

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

GENERAL

Citizens Community Bancorp (the "Company") was capitalized as a result of an initial public offering related to the mutual holding company reorganization as explained in Note 1 to the unaudited consolidated financial statements, effective March 29, 2004. The Company is the mid-tier holding company for Citizens Community Federal. The Company is chartered under federal law and owns 100% of the stock of Citizens Community Federal (the "Bank.") The Company directs Citizens Community Federal's business activities.

The following discussion focuses on the consolidated financial condition of the Company and subsidiary as of June 30, 2004 and the consolidated results of operations for the three and nine months ended June 30, 2004, compared to the same period in 2003. This discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto included with this report.

CRITICAL ACCOUNTING POLICIES

Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes the collectibility of the principal is unlikely. The Bank considers loans secured by real estate and all consumer loans to be large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. The allowance for credit losses attributed to these loans is established via a process that estimates the probable losses inherent in the portfolio, based upon various analyses. These include historical delinquency and credit loss experience and the current aging of the portfolio, together with analyses that reflect current trends and conditions. Management also considers overall portfolio indicators including historical credit losses, delinquent, non-performing and classified loans, and trends in volumes and term of loans; an evaluation of overall credit quality and the credit process, including lending policies and procedures, and economic, geographical, and other environmental factors. In management's judgment, the allowance for loan losses is maintained at a level that represents its best estimate of probable losses relating to specifically identified loans, as well as probable losses inherent in the balance of the loan portfolio.

Next Page

Financial Condition

Total Assets. Total assets of the Company as of June 30, 2004 were $152.3 million, compared to $130.4 million as of September 30, 2003, an increase of $21.9 million, or 16.8%. Assets increased primarily as a result of an increase in loans receivable. One contributing factor to the increase was the purchase of the branch in Mankato, Minnesota on November 1, 2003, which included $700,618 in loans and $24,346 in equipment.

Cash and Cash Equivalents. Cash and cash equivalents increased from $3.1 million on September 30, 2003 to $5.2 million on June 30, 2004.

Loans Receivable. Loans increased by $19.5 million, or 15.8%, from $123.6 million as of September 30, 2003 to $143.0 million as of June 30, 2004. At June 30, 2004, the loan portfolio included $91.2 million or 63.8% of loans secured by real estate, $51.8 million or 36.2% of consumer loans and commercial loans of $83,000 or less than 1% of total loans.

At September 30, 2003, the mix of loan portfolio included real estate loans of $76.0 million or 62% of total loans, consumer loans of $47.6 million or 38% of total loans and commercial loans of $26,000, less than 1% of total loans.

Allowance for Loan Losses. The allowance is based on loss estimates described in "Critical Accounting Policies - Allowance for Loan Losses," Management's evaluation of these factors resulted in an allowance for loan losses of $525,210 or 0.37% of total loans at June 30, 2004, compared to $466,527, or .38% of total loans as of September 30, 2003.

The resulting provisions for loan losses are the amounts required to maintain the allowance for loan losses at levels deemed necessary by management after taking into consideration charge-offs and recoveries. The provision for loan losses for the nine months ended June 30, 2004 and 2003 were $295,998 and $309,530 respectively. During the three months ended June 30, 2004, the Bank incurred $81,818 in net charge-offs, compared to $65,582 in net charge-offs during the same period in 2003. During the nine months ended June 30, 2004, the Bank incurred $237,506 in net charge-offs, compared to $211,492 for the same period ended June 30, 2003. Management recognizes that there are estimates of inherent losses in the process and the actual losses could be different from the current estimates.

Office Properties and Equipment. Total investment in office properties and equipment was $2.3 million on September 30, 2003 and $2.2 million on June 30, 2004.

Deposits. Deposits as of June 30, 2004 were $118.5 million, compared to $115.0 million as of September 30, 2003, an increase of $3.5 million, or 3.0%. The majority of the deposit growth came from the purchase of the Mankato branch described above.

Borrowed Funds. Federal Home Loan Bank advances increased from $3.7 million at September 30, 2003 to $13.5 million on June 30, 2004, as the need to borrow funds to support loan demand increased.

Liquidity and Asset Liability Management. The Company must maintain an adequate liquidity position in order to respond to the short term demand for funds caused by withdrawals from deposit accounts, increased loan demand and extensions of credit and for payments of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets; those which can be converted into cash and access to additional sources of funds. Primarily, liquid assets of the Company are cash and due from banks, interest-bearing deposits and maturing loans.

Next Page

Advances from the Federal Home Loan Bank system represent the Company's primary source of immediate additional liquidity, and are maintained at a level needed to meet needs. Assets and liabilities are maintained to provide the proper balance between liquidity, safety and profitability. This monitoring process is done on a continuing basis. The Company manages its interest rate sensitive assets and liabilities on a daily basis to lessen the impact of interest rate change. As part of managing liquidity, the Company monitors its maturing deposits and loans, loan to deposit ratio, competitors rates and the cost of borrowing funds versus the ability to attract deposits. The Company manages its rate sensitivity position to avoid wide swings in margins and to minimize risk. The Company's management believes its liquidity sources are adequate to meet its operating needs.

Off-Balance Sheet Liabilities. The Company has financial instruments with off-balance sheet risk. These instruments include unused commitments for credit cards, lines of credit, overdraft protection and home equity lines of credit, as well as commitments to extend credit. As of June 30, 2004, the Company has $5.6 million in unused commitments compared to $5.5 million in unused commitments as of September 30, 2003.

Capital Resources. Capital ratios applicable to the Bank as of June 30, 2004 and September 30, 2003 were as follows:

Capital Ratios
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2004 (Unaudited)
Total capital (to risk weighted assets)
Citizens Community Federal	$14,963	14.74%	$8,123	8.00%	$10,154	10.00%

Tier 1 capital (to risk weighted assets)
Citizens Community Federal	$14,596	14.37%	$4,062	4.00%	$6,092	6.00%

Tier 1 capital (to adjusted total assets)
Citizens Community Federal	$14,596	9.60%	$6,081	4.00%	$7,602	5.00%

As of September 30, 2003
Total capital (to risk weighted assets)
Citizens Community Federal	$11,458	12.86%	$7,129	8.00%	$8,912	10.00%

Tier 1 capital (to risk weighted assets)
Citizens Community Federal	$11,135	12.49%	$3,565	4.00%	$5,347	6.00%

Tier 1 capital (to adjusted total assets)
Citizens Community Federal	$11,135	8.55%	$5,216	4.00%	$6,520	5.00%

Management intends to maintain capital levels in excess of the minimum amounts established by regulatory authorities. The Bank was categorized as "well-capitalized" under the regulatory framework for capital adequacy as of June 30, 2004 and September 30, 2003.

Next Page

Results of Operation

Net Income. For the three months ended June 30, 2004, the Company reported net income of $240,649, an increase of 28.8%, compared to net income of $186,843 for the three months ended June 30, 2003. Net income was $608,571 for the nine months ended June 30, 2004, as compared to net income of $408,197 for the same period in 2003, an increase of $200,374, or 49.1%. The increase was primarily a result of an increase in interest income due to an increase in loan activity and steady net interest margin and interest spread.

Total Interest Income. Total interest income increased by $181,663 for the three month period ended June 30, 2004, to $2.4 million from $2.2 million for the same period in 2003. Total interest income increased by $407,256 for the nine month period ended June 30, 2004, to $7.0 million from $6.6 million for the same period ended June 30, 2003. The increase for both periods was a result of an increase in loans receivable.

Net Interest Income. Net interest income before provision for loan losses increased by $267,059 for the three month period ended June 30, 2004, to $1.7 million compared to $1.5 million for the same period in 2003. Total net interest income increased by $672,127 for the nine month period ended June 30, 2004, to $4.9 million from $4.2 million for the same period ended June 30, 2003. The increase was due to increased loan volume and increase in the balance of loans receivable and the decrease in interest expense offsetting the decrease in average loan yield. The interest expense decreased by $68,458 in the three month period ended June 30, 2004, from $769,555 for the same period in 2003. The interest expense decreased by $264,871 to $2.1 million for the nine month period ended June 30, 2004, from $2.4 million for the same period ended June 30, 2003. The decrease for both periods was a result of lower cost of funds.

Provision for Loan Losses. We establish the provision for loan losses, which are charged to operations, at a level management believes will reflect probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers the types of loans and the amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. Based on our evaluation of these factors, we made provisions of $99,999 and $96,000 for the three months ended June 30, 2004 and June 30, 2003, respectively. For the nine month period ended June 30, 2004, we made provisions of $295,998 compared to provisions of $309,530 for the same period a year ago. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available, or as future events change. We used the same methodology and generally similar assumptions in assessing the loan allowance for both periods.

The level of the allowance is based on estimates and the ultimate losses may vary from the estimates. Management assesses the allowance for loan losses on a monthly basis and makes provisions for loan losses as necessary in order to maintain the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions or changes in individual account conditions. In addition, various regulatory agencies, as an integral part in their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of June 30, 2004 is maintained at a level that represents management's best estimate of probable losses inherent in the loan portfolio.

Next Page

Non-Interest Income. Total non-interest income was $358,855 for the three months ended June 30, 2004, compared to $359,334 for the same period in 2003. Total non-interest income for the nine month period ended June 30, 2004 was $1,036,474, compared to $980,285 for the nine month period ended June 30, 2003. The increase came primarily from additional fee income from product lines that were added in 2003 for closing fees, form fees and GAP insurance.

Non-Interest Expense. Non-interest expense increased 12.2%, from $1.4 million for the three months ended June 30, 2003, to $1.6 million for the three month period ended June 30, 2004. Non-interest expense increased by 9.7%, from $4.2 million for the nine month period ended June 30, 2003, compared to $4.6 for the nine month period ended June 30, 2004. Salary increases represent 57.0% of the three month period increase, and 52.0% of the nine month period increase. This increase was primarily due to normal salary increases and the additional staffing at the Mankato facility which, as previously mentioned, was acquired on November 1, 2003.

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

Next Page

ITEM 3. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-15(e) under the Securities Exchange Act of 1934 (the "Act") as of June 30, 2004 was carried out under the supervision and with the participation of the Chief Executive Officer and Principal Financial Officer and several other members of the Corporation's senior management. The Corporation's Chief Executive Officer and Principle Financial Officer concluded that the Corporation's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed in the reports the Corporation files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive Officer and Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b)	Changes in Internal Controls: In the quarter ended June 30, 2004, there have been no changes in internal controls over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially effect, our internal controls over financial reporting.

We intend to continually review and evaluate the design and effectiveness of our disclosure controls and procedures and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company's business. While we believe the present design of our disclosure controls and procedures is effective to achieve our goal, future events affecting our business may cause us to modify our disclosure controls and procedures.

Next Page

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

As a depository of funds, the Bank may occasionally be named as defendant in lawsuits (such as garnishment actions) involving claims to the ownership of funds in particular accounts. Such litigation is incidental to the Bank's business. We are not aware of any pending litigation.

Item 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The Registration Statement on Form SB-2 (No. 333-111588), for which the use of proceeds information is being disclosed, was declared effective by the Securities and Exchange Commission on February 11, 2004. The offering commenced on the same date and was completed on March 16, 2004. The Registration Statement covered the issuance of 978,650 shares of Citizens Community Bancorp common stock, par value $.01 per share. The managing underwriter for the offering was Keefe, Bruyette and Woods, Inc. The aggregate offering price of the shares of common stock registered was $9,786,500, and this is the amount that was sold in the offering. The expenses incurred by the Company in connection with the issuance and distribution of the securities was $738,311, including $154,209 in underwriting fees. Such payments were not direct or indirect payments to directors, officers, general partners of the issuer or their associates, persons owning 10 percent or more of any class of equity security of the Company or affiliates of the Company. The net offering proceeds to the Company was approximately $9,166,656. Of this amount, $4,533,328 was used by the Company to purchase all of the outstanding shares of common stock of Citizens Community Federal, $100,000 was contributed to the capital of Citizens Community MHC, the Company's parent, $1,192,360 was lent by the Company to the employee stock ownership plan, and $3,340,968 was contributed to the working capital of the Company.

No equity securities were repurchased during the quarter ended June 30, 2004.

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

During the quarter ended June 30, 2004, the registrant did file a press release regarding earnings for the period ended March 31, 2004 on Form 8-K on May 6, 2004 .

Next Page

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS COMMUNITY BANCORP
Date: August 3, 2004	James G. Cooley President and Chief Executive Officer
Date: August 3, 2004	/s/ John Zettler John Zettler Chief Financial Officer

Next Page