Form 10QSB
period 2004-12-31
CITIZENS COMMUNITY BANCORP
filed 2005-02-11
CIK 1273805

OMB APPROVAL
OMB Number: 3235-0416
Expires: February 28, 2006
Estimated Average burden
Hours per response..........182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

/X/  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

At January 31, 2005, there were 3,041,750 shares of issuer's common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes /  /   No /X/

SEC2334 (1-04)	Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Next Page

CITIZENS COMMUNITY BANCORP

Next Page

CITIZENS COMMUNITY BANCORP

Consolidated Balance Sheets
as of December 31, 2004 and September 30, 2004

Assets	December 31, 2004 (unaudited)	September 30, 2004 (audited)
Cash and cash equivalents	$4,639,096	$4,768,007
Loans receivable	$159,545,466	$152,930,540
Allowance for loan losses	($596,473)	($554,210)
Loans receivable, net	$158,948,993	$152,376,330
Office properties and equipment - Net	$2,267,417	$2,198,809
Federal Home Loan Bank stock	$925,000	$827,700
Accrued interest receivable	$465,349	$466,399
Intangible assets	$342,104	$348,486
Other assets	$958,513	$994,065
TOTAL ASSETS	$168,546,472	$161,979,796

Liabilities and Equity	December 31, 2004 (unaudited)	September 30, 2004 (audited)
Liabilities:
Deposits	$129,073,402	$127,976,262
Federal Home Loan Bank advances	$18,500,000	$13,500,000
Other Liabilities	$1,174,089	$897,611
Total Liabilites	$148,747,491	$142,373,873

Stockholders' Equity:
Common Stock	$30,418	$30,418
Additional Paid-in Capital	$9,041,783	$9,029,696
Retained Earnings	$11,829,700	$11,678,549
Unearned ESOP Shares	($1,102,920)	($1,132,740)
Total Stockholders' Equity	$19,798,981	$19,605,923
TOTAL LIABILITIES AND EQUITY	$168,546,472	$161,979,796

Next Page

CITIZENS COMMUNITY BANCORP

Consolidated Statements of Income
For the Three Months Ended December 31, 2004 and 2003
(UNAUDITED)

	Three Months Ended
	December 31, 2004	December 31, 2003
Interest and Dividend Income:
Interest and fees on loans	$2,634,875	$2,266,557
Other interest and dividend income	$22,288	$18,480
Total interest and dividend income	$2,657,163	$2,285,037
Interest expense	$786,657	$749,106
Net Interest Income	$1,870,506	$1,535,931
Provision for loan losses	$100,003	$96,000
Net interest income after provision for loan losses	$1,770,503	$1,439,931

Noninterest Income:
Service charges on deposit accounts	$194,063	$206,227
Insurance commissions	$98,755	$62,302
Loan fees and service charges	$67,793	$65,201
Other	$4,327	$4,262
Total Noninterest Income	$364,938	$337,992

Noninterest expense:
Salaries and related benefits	$1,062,416	$924,709
Occupancy - Net	$160,968	$144,494
Office	$152,580	$146,598
Data processing	$77,062	$75,496
Other	$342,750	$184,694
Total noninterest expense	$1,795,776	$1,475,991

Income before provision for income tax	$339,665	$301,932
Provision for income taxes	$139,581	$119,263

Net income	$200,084	$182,669

Basic and diluted earnings per share	$0.07	NA

Next Page

CITIZENS COMMUNITY BANCORP

Consolidated Statements of Cash Flows
For the Three Months ended December 2004 and 2003

	December 31, 2004 (unaudited)	December 31, 2003 (unaudited)
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net Income	$200,084	$182,669
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for depreciation	$61,432	$64,823
Provision for loan losses	$100,003	$96,000
Amortization of core deposit intangible	$6,382	$5,183
Federal Home Loan Bank stock dividends	($12,400)	($11,700)
ESOP contribution expense in excess of shares released	$12,087	$0
Increase (decrease) in accrued interest receivable
and other assets	$36,602	($89,047)
Increase in other liabilities	$276,478	$122,307
Total adjustments	$480,584	$187,566
Net cash provided by operating activities	$680,668	$370,235
Cash flows from investing activities:
Purchase of Federal Home Loan Bank stock	($84,900)	$0
Net increase in loans	($6,672,666)	($3,892,086)
Capital expenditures	($130,040)	($51,872)
Cash received for branch acquisition	$0	$6,970,198
Net cash used in investing activities	($6,887,606)	$3,026,240
Cash from financing activities:
Increase (decrease) in Borrowings	$5,000,000	($3,700,000)
Increase (decrease) in deposits	$1,097,140	($1,075,018)
Reduction in unallocated shares held by ESOP	$29,820	$0
Cash dividends paid	($48,933)	$0
Net cash provided by financing activities	$6,078,027	($4,775,018)
Net decrease in cash and cash equivalents	($128,911)	($1,378,543)
Cash and cash equivalents at beginning	$4,768,007	$3,074,024
Cash and cash equivalents at end	$4,639,096	$1,695,481

Next Page

CITIZENS COMMUNITY BANCORP

CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY
For the Three Months ended December 31, 2004 and 2003
(UNAUDITED)

					Unearned
		Common	Capital	Retained	ESOP
Three Months Ended December 31, 2004	Shares	Stock	Surplus	Earnings	Shares	Total
Balance - Beginning of period	3,041,750	$30,418	$9,029,696	$11,678,549	($1,132,740)	$19,605,923
Comprehensive Income:
Net Income				$200,084		$200,084
Other Comprehensive Income				$0		$0
Total Comprehensive Income				$200,084		$200,084

Committed ESOP shares					$29,820	$29,820
Appreciation in fair value of ESOP
shares charged to expense			$12,087			$12,087
Cash dividends ($0.05 per share)				($48,933)		($48,933)

Balance - End of Period	3,041,750	$30,418	$9,041,783	$11,829,700	($1,102,920)	$19,798,981

					Unearned
		Common	Capital	Retained	ESOP
Three Months Ended December 31, 2003	Shares	Stock	Surplus	Earnings	Shares	Total
Balance - Beginning of period	0	$0	$0	$10,990,936	$0	$10,990,936
Comprehensive Income:
Net Income				$182,669		$182,669
Other Comprehensive Income				$0		$0
Total Comprehensive Income				$182,669		$182,669

Balance - End of Period	0	0	0	11,173,605	0	11,173,605

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

The consolidated income of the Company is principally from the income of the Bank. The Bank originates residential and consumer loans and accepts deposits from customers primarily in Wisconsin and Minnesota. The Bank acquired a branch in Mankato, Minnesota in November of 2003 and opened a new branch office in Oakdale, Minnesota on October 1, 2004. The Bank is subject to competition from other financial institutions and non-financial institutions providing financial products. Additionally, the Bank is subject to the regulations of certain regulatory agencies and undergoes periodic examination by those regulatory agencies.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Citizens Community Federal. All significant inter-company accounts and transactions have been eliminated.

Next Page

The accompanying unaudited consolidated financial statements of Citizens Community Bancorp have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation have been included. Operating results for the three months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.

NOTE 3 - EARNINGS PER SHARE

Basic and diluted earnings per share represent income available to common shareholders divided by the weighted-average number of common shares outstanding during the period, excluding unallocated shares of the Employee Stock Ownership Plan (ESOP). The weighted average number of shares outstanding was 2,929,967. Earnings per share of $.07 were reported for the quarter ending December 31, 2004. Earnings per share data does not apply to the prior year period since Citizens Community Federal was a mutual savings bank with no stock outstanding.

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

The following discussion focuses on the consolidated financial condition of the Company and subsidiary as of December 31, 2004 and the consolidated results of operations for the three months ended December 31, 2004, compared to the same period in 2003. This discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto included with this report.

Historically, we were a federal credit union. We accepted deposits and made loans to members, who were the people who lived, worked or worshiped in the Wisconsin counties of Chippewa and Eau Claire, and parts of Pepin, Buffalo and Trempealeau. In addition, this included businesses and other entities located in these counties, and members and employees of the Hocak Nation. In December 2001, we converted to a federal mutual savings bank in order to better serve our customers and the local community through the broader lending ability of a federal savings bank, and to expand our customer base beyond the limited field of membership permitted to credit unions. As a federal savings bank, we have expanded authority in structuring residential mortgage and consumer loans, and the ability to make commercial loans, although the Bank does not currently have any immediate plans to commence making commercial loans.

We have utilized this expanded lending authority to significantly increase our ability to market one -to four-family residential lending. Most of these loans are originated through our internal marketing efforts and our existing and walk-in customers. We typically do not rely on real estate brokers and builders to help us generate loan originations.

In order to differentiate ourselves from our competitors, we have stressed the use of personalized branch-oriented customer service. Rather than building additional electronic means for our customers to conduct banking, we have structured operations around a branch system that is staffed with knowledgeable and well-equipped employees. A key to ensuring a high level of quality customer service is our ongoing commitment to training all levels of our staff.

Next Page

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

Financial Condition

Total Assets. Total assets of the Company as of December 31, 2004 were $168.5 million, compared to $162.0 million as of September 30, 2004, an increase of $6.6 million, or 4.1%. Assets increased primarily as a result of an increase in loans receivable. Contributing to the increase was the continued growth of the Mankato, Minnesota branch and the opening of the Oakdale, Minnesota branch.

Cash and Cash Equivalents. Cash and cash equivalents decreased from $4.8 million on September 30, 2004 to $4.6 million on December 31, 2004. The detail of the change in cash and cash equivalents can be seen on the Consolidated Statements of Cash Flows.

Loans Receivable. Loans increased by $6.6 million, or 4.3%, from $152.9 million as of September 30, 2004 to $159.5 million as of December 31, 2004. At December 31, 2004, the loan portfolio was comprised of $101.6 million or 63.7% of loans secured by real estate, $57.8 million or 36.2% of consumer loans and commercial loans of $111,000, less than 1% of total loans.

At September 30, 2004, the loan portfolio mix included real estate loans of $95.4 million or 62.4% of total loans, consumer loans of $57.4 million or 37.5% of total loans and commercial loans of $115,000, less than 1% of total loans. As noted, a contributing factor to the loans receivable increase was the loan production at the Mankato and Oakdale, Minnesota branches. At December 31, 2004 loans receivable were $5.9 million at Mankato and $3.4 million at Oakdale, compared to $4.6 million at Mankato and $1.8 million at Oakdale at September 30, 2004..

Allowance for Loan Losses. The allowance is based on loss estimates described in "Critical Accounting Policies - Allowance for Loan Losses," Management's evaluation of these factors resulted in an allowance for loan losses of $596,473 or .37 % of total loans at December 31, 2004, compared to $554,210, or .36 % of total loans as of September 30, 2004.

Next Page

The resulting provision for loan losses are the amounts required to maintain the allowance for loan losses at levels deemed necessary by management after taking into consideration charge-offs and recoveries and the quality of the remaining portfolio. The provisions for loan losses for the three months ended December 31, 2004 and 2003 were $100,003 and $96,000, respectively. During the three months ended December 31, 2004, the Bank incurred $57,740 in net charge-offs, compared to $78,765 in net charge-offs during the same period in 2003. Management recognizes that there are estimates of inherent losses in the process and the actual losses could be different from the current estimates. Non-performing assets were approximately $759,000 at December 31, 2004, as compared to $607,000 at December 31, 2003. The primary cause of the increase was a one-to-four family real estate mortgage loan in the amount of $88,831 that became delinquent. The loan is secured by a first mortgage on a single family home appraised at $140,000. No loss is anticipated.

Office Properties and Equipment. Total investment in office properties and equipment was $2.2 million on September 30, 2004 and $2.3 million on December 31, 2004.

Deposits. Deposits as of December 31, 2004 were $129.1 million, compared to $128.0 million as of September 30, 2004, an increase of $1.1 million, or 0.9%. The majority of the deposit growth came from the two Minnesota branch offices.

Borrowed Funds. Federal Home Loan Bank advances increased from $13.5 million at September 30, 2004 to $18.5 million on December 31, 2004, as the need to support loan demand increased.

Liquidity and Asset Liability Management. The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, increased loan demand and extensions of credit and for payments of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets; those which can be converted into cash and access to additional sources of funds. Primarily, liquid assets of the Company are cash and due from interest bearing deposits, investments held that are available for sale and maturing loans. Advances from the Federal Home Loan Bank system represent the Company's primary source of immediate additional liquidity, and are maintained at a level necessary to fulfill needs. Assets and liabilities are maintained to provide the proper balance between liquidity, safety and profitability. This monitoring process is done on a continuing basis. The Company manages its interest rate sensitive assets and liabilities on a regular basis to lessen the impact of interest rate changes. As part of managing liquidity, the Company monitors its maturing deposits and loans, loan to deposit ratio, competitors' rates and the cost of borrowing funds versus the ability to attract deposits. The Company manages its rate sensitivity position to avoid wide swings in margins and to minimize risk. The Company's management believes its liquidity sources are adequate to meet its operating needs.

Off-Balance Sheet Liabilities. The Company has financial instruments with off-balance sheet risk. These instruments include unused commitments for credit cards, lines of credit, overdraft protection and home equity lines of credit, as well as commitments to extend credit. As of December 31, 2004, the Company has $5.3 million in unused commitments compared to $5.5 million in unused commitments as of September 30, 2004.

Next Page

Capital Resources. Capital ratios applicable to the Bank as of December 31, 2004 were as follows:

Capital Ratios

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004 (Unaudited)

Total capital (to risk weighted assets)	$15,569,000	13.8%	$9,039,000 >=	8.0%	$11,299,000 >=	10.0%

Tier 1 capital (to risk weighted assets)	$15,132,000	13.4%	$4,520,000 >=	4.0%	$6,779,000 >=	6.0%

Tier 1 capital (to adjusted total assets)	$15,132,000	9.0%	$6,727,000 >=	4.0%	$8,409,000 >=	5.0%

Tangible capital (to tangible assets)	$15,132,000	9.0%	$2,523,000 >=	1.5%	NA >=	NA

As of September 30, 2004

Total capital (to risk weighted assets)	$15,281,000	14.0%	$8,749,000 >=	8.0%	$10,936,000 >=	10.0%

Tier 1 capital (to risk weighted assets)	$14,870,000	13.6%	$4,374,480 >=	4.0%	$6,562,000 >=	6.0%

Tier 1 capital (to adjusted total assets)	$14,870,000	9.2%	$6,469,000 >=	4.0%	$8,086,000 >=	5.0%

Tangible capital (to tangible assets)	$14,870,000	9.2%	$2,426,000 >=	1.5%	NA >=	NA

Management intends to maintain capital levels in the well-capitalized category established by regulatory authorities. The Bank was categorized as "well-capitalized" under the regulatory framework for capital adequacy as of December 31, 2004 and September 30, 2004.

Results of Operation

Net Income. For the three months ended December 31, 2004, the Company reported net income of $200,084, an increase of 9.5%, compared to net income of $182,669 for the three months ended December 31, 2003. The increase was primarily a result of an increase in interest income due to an increase in loan activity. Both interest margin and interest spread decreased from 4.64% and 4.61% for the three months ended December 31, 2003, to 4.52% and 4.38% for the three months ended December 31, 2004.

Total Interest Income. Total interest income increased by $372,126 for the three-month period ended December 31, 2004, to $2.7 million from $2.3 million for the same period in 2003. The increase was a result of an increase in the average balance of loans receivable. The yield in loans receivable decreased from 7.18% for the three- month period ended December 31, 2003 to 6.72% for the three-month period ended December 31. 2004, reflecting the decrease in market rates of interest.

Next Page

Net Interest Income. Net interest income before provision for loan losses increased by $334,575 for the three-month period ended December 31, 2004, to $1.9 million compared to $1.5 million for the same period in 2003. The increase was due to increased loan volume and an increase in the balance of loans receivable offsetting the increase in interest expense and the decrease in average loan yield. Total interest expense increased 5.0%, from $749,106 for the period ended December 31, 2003, to $786,657 for the period ended December 31, 2004. The increase in expense was a result of an increase in deposit growth, partially offset by a decrease in cost of interest-bearing liabilities. The cost of borrowed funds increased from $7,308 for the period ended December 31, 2003 to $64,752 for the period ended December 31, 2004. The increase was primarily a result of utilization of advances from the Federal Home Loan Bank of Chicago to fund increased loan demand as management sought the most cost-effective source of funds. The use of borrowed funds helped keep deposit yields lower than would have been necessary to attract the additional funding for loan demand.

Provision for Loan Losses. We establish the provision for loan losses, which are charged to operations, at a level management believes will reflect probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers the types of loans and the amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. Based on our evaluation of these factors, we made provisions of $100,003 and $96,000 for the three months ended December 31, 2004 and December 31, 2003, respectively. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available, or as future events change. We used the same methodology and generally similar assumptions in assessing the loan allowance for both periods.

The level of the allowance is based on estimates and the ultimate losses may vary from the estimates. Management assesses the allowance for loan losses on a monthly basis and makes provisions for loan losses as necessary in order to maintain the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions or changes in individual account conditions. In addition, various regulatory agencies, as an integral part in their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of December 31, 2004 is maintained at a level that represents management's best estimate of probable losses inherent in the loan portfolio.

Non-Interest Income. Total non-interest income was $364,938 for the three months ended December 31, 2004, compared to $337,992 for the same period in 2003. The increase came primarily from an increase in commissions from loan-related insurance products.

Non-Interest Expense. Non-interest expense increased from $1.5 million for the three months ended December 31, 2003, to $1.8 million for the three month period ended December 31, 2004. The increase was due to the additional operating costs associated with the Mankato branch office and the Oakdale branch office, normal salary increases and the cost associated with compliance with the Sarbanes-Oxley Act of 2002, Section 404-Management's Assessment of Internal Controls.

Next Page

Forward-Looking Statements. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and are including this statement for purposes of these safe harbor provisions. "Forward-looking statements", which are based on certain assumptions and describe future plans, strategies and expectations of Citizens Community Bancorp may be identified by the use of words such as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential". Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operation and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage, consumer and other loans, real estate values, competition, changes in accounting principles, policies, or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning Citizens Community Bancorp and its business, including additional factors that could materially affect our financial results, is included in our filings with the Securities and Exchange Commission.

ITEM 3. CONTROLS AND PROCEDURES

An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-15(e) under the Securities Exchange Act of 1934 (the "Act") as of December 31, 2004 was carried out under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer and several other members of our senior management. The Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2004, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports the Company files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially effect, our internal controls over financial reporting.

Next Page

The Company does not expect that its disclosure controls and procedures will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and annually report on their systems of internal control over financial reporting. In addition, our independent accountants must report on management's evaluation. We are in the process of evaluating, documenting and testing our system of internal control over financial reporting to provide the basis for our report that will, for the first time, be a required part of our annual report on Form 10-KSB for the fiscal year ending September 30, 2005. Due to the ongoing evaluation and testing of our internal controls, there can be no assurance that if any control deficiencies are identified they will be remediated before the end of the 2005 fiscal year, or that there may not be significant deficiencies or material weaknesses that would be required to be reported. In addition, we expect the evaluation process and any required remediation, if applicable, to increase our accounting, legal and other costs and divert management resources from core business operations.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In the normal course of business, the Company occasionally becomes involved in various legal proceedings. In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.

Item 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes our share repurchase activity during the three months ended December 31, 2004.

	Total		Total Number of	Maximum Number
	Number of	Average	Shares Purchased as	of Shares That May
	Shares	Price Paid	Part of Publicly	Yet be Purchased
Period	Purchased	per Share	Announced Plans	Under the Plan

October 1, 2004 through October 31, 2004	NA	NA	NA	NA
November 1, 2004 through November 30, 2004	NA	NA	NA	NA
December 1, 2004 through December 31, 2004	NA	NA	NA	NA

Total	NA	NA	NA	NA

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

CITIZENS COMMUNITY BANCORP
Date: February 11, 2005	/s/ James G. Cooley James G. Cooley President and Chief Executive Officer
Date: February 11, 2005	/s/ John Zettler John Zettler Chief Financial Officer

Next Page