Form 10QSB
period 2005-03-31
CITIZENS COMMUNITY BANCORP
filed 2005-05-16
CIK 1273805

OMB APPROVAL
OMB Number: 3235-0416
Expires: February 28, 2006
Estimated Average burden
Hours per response..........182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

/X/  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

At April 30, 2005, there were 3,015,518 shares of issuer's common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes /  /   No /X/

SEC2334 (1-04)	Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Next Page

CITIZENS COMMUNITY BANCORP

Next Page

CITIZENS COMMUNITY BANCORP
Consolidated Balance Sheets
as of March 31, 2005 and September 30, 2004

Assets	March 31, 2005 (unaudited)	September 30, 2004 (audited)

Cash and cash equivalents	$ 2,888,293	$ 4,768,007
Loans receivable	170,349,036	152,930,540
Allowance for loan losses	(641,343)	(554,210)
Loans receivable, net	169,707,693	152,376,330
Office properties and equipment - Net	2,218,231	2,198,809
Federal Home Loan Bank stock	1,200,000	827,700
Accrued interest receivable	515,704	466,399
Intangible assets	335,721	348,486
Other assets	1,244,740	994,065
TOTAL ASSETS	$178,110,382	$161,979,796

Liabilities and Equity	March 31, 2005 (unaudited)	September 30, 2004 (audited)

Liabilities:
Deposits	$133,624,549	$127,976,262
Federal Home Loan Bank advances	24,000,000	13,500,000
Other Liabilities	1,188,717	897,611
Total Liabilities	158,813,266	142,373,873

Stockholders' Equity:
Common Stock	30,418	30,418
Additional Paid-in Capital	9,002,941	9,029,696
Retained Earnings	12,164,673	11,678,549
Treasury Stock	(393,742)	0
Unearned ESOP Shares	(1,073,100)	(1,132,740)
Unearned Compensation	(434,074)	0
Total Stockholders' Equity	19,297,116	19,605,923
TOTAL LIABILITIES AND EQUITY	$178,110,382	$161,979,796

Next Page

CITIZENS COMMUNITY BANCORP
Consolidated Statements of Income
For the Three and Six Months Ended March 31, 2005 and 2004
(Unaudited)

	Three Months Ended		Six Months Ended

	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004

Interest and Dividend Income:
Interest and fees on loans	$2,718,624	$2,325,404	$5,353,499	$4,591,961
Other interest and dividend income	21,090	20,981	43,378	39,461
Total interest and dividend income	2,739,714	2,346,385	5,396,877	4,631,422
Interest expense	862,164	722,892	1,648,821	1,471,998
Net Interest Income	1,877,550	1,623,493	3,748,056	3,159,424
Provision for loan losses	102,133	99,999	202,136	195,999
Net interest income after provision for loan losses	1,775,417	1,523,494	3,545,920	2,963,425

Noninterest Income:
Service charges on deposit accounts	$ 176,370	$ 185,861	$ 370,433	$ 392,090
Insurance commissions	97,905	83,912	196,660	146,216
Loan fees and service charges	80,715	64,876	148,508	130,076
Other	388,572	4,977	392,899	9,237
Total Noninterest Income	743,562	339,626	1,108,500	677,619

Noninterest expense:
Salaries and related benefits	$1,121,223	$ 986,593	$2,183,639	$1,911,302
Occupancy - Net	188,925	170,883	349,893	315,377
Office	147,289	134,002	299,869	280,600
Data processing	77,466	78,352	154,528	153,848
Other	341,465	187,194	684,215	371,889
Total noninterest expense	1,876,368	1,557,024	3,672,144	3,033,016

Income before provision for income tax	642,611	306,096	982,276	608,028
Provision for income taxes	258,705	120,843	398,286	240,106

Net income	$ 383,906	$ 185,253	$ 583,990	$ 367,922

Basic and diluted earnings per share	$0.13	NA	$0.20	NA

Next Page

CITIZENS COMMUNITY BANCORP

Consolidated Statements of Cash Flows
For the Six Months ended March 2005 and 2004

	March 31, 2005 (unaudited)	March 31, 2004 (unaudited)
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net Income	$ 583,990	$ 367,922
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for depreciation	123,051	130,395
Provision for loan losses	202,136	195,999
Amortization of core deposit intangible	12,765	11,565
Amortization of Restricted Stock	14,968	0
Federal Home Loan Bank stock dividends	(23,900)	(22,700)
ESOP contribution expense in excess of shares released	25,327	0
Increase (decrease) in accrued interest receivable and other assets	(299,979)	(103,642)
Increase in other liabilities	291,105	45,892
Total adjustments	345,473	257,509
Net cash provided by operating activities	929,463	625,431
Cash flows from investing activities:
Purchase of Federal Home Loan Bank stock	(348,400)	0
Net increase in loans	(17,533,499)	(9,981,743)
Capital expenditures	(142,474)	(57,165)
Cash received for branch acquisition	0	6,970,198
Net cash used in investing activities	(18,024,373)	(3,068,710)
Cash flows from financing activities:
Increase (decrease) in Borrowings	10,500,000	(3,700,000)
Increase (decrease) in deposits	5,648,288	(2,676,439)
Purchase 59,618 shares of common stock for RRP	(894,866)	0
Proceeds from sale of common stock	0	9,166,656
Formation of CCMHC	0	(100,000)
Loan to ESOP for purchase of common stock	0	(1,192,360)
Reduction in unallocated shares held by ESOP	59,640	0
Cash dividends paid	(97,866)	0
Net cash provided by financing activities	15,215,196	1,497,857
Net increase (decrease) in cash and cash equivalents	(1,879,714)	(945,422)
Cash and cash equivalents at beginning	4,768,007	3,074,024
Cash and cash equivalents at end	$2,888,293	$2,128,602

Next Page

CITIZENS COMMUNITY BANCORP
CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY
For the Six Months ended March 31, 2005 and 2004
(UNAUDITED)

Six Months Ended March 31, 2005	Shares	Common Stock	Treasury Stock	Capital Surplus	Retained Earnings	Unearned ESOP Shares	Unearned Compensation	Total
Balance - Beginning of period	3,041,750	$30,418	$ 0	$9,029,696	$11,678,549	$(1,132,740)	$ 0	$19,605,923
Comprehensive Income:
Net Income					583,990			583,990
Other Comprehensive Income					0			0
Total Comprehensive Income					583,990			583,990

59,618 Shares of Common Stock purchased for Recognition and Retention Plan			(894,866)					(894,866)
Committed ESOP shares				25,327		59,640		84,967
33,386 Shares of Common Stock Awarded for Recognition and Retention Plan			501,124	(52,082)			(449,042)	0
Amortization of Restricted Stock							14,968	14,968
Cash dividends ($0.05 per share)					(97,866)			(97,866)
Balance - End of Period	3,041,750	$30,418	$(393,724)	$9,002,941	$12,164,673	$(1,073,100)	$(434,074)	$19,297,116

Six Months Ended March 31, 2004	Shares	Common Stock	Treasury Stock	Capital Surplus	Retained Earnings	Unearned ESOP Shares	Total
Balance - Beginning of period	0	$ 0	$ 0	$ 0	$10,990,936	$ 0	$10,990,936
Comprehensive Income:
Net Income					367,922		367,922
Other Comprehensive Income					0		0
Total Comprehensive Income					367,922		367,922

Sale of Common Stock	978,650	9,787		9,156,869			9,166,656
119,236 shares of common stock acquired by ESOP						(1,192,360)	(1,192,360)
Committed ESOP shares						0	0
Capitalization of CCMHC	2,063,100	20,631		(20,631)	(100,000)		(100,000)
Cash dividends ($0.05 per share)
Balance - End of Period	3,041,750	$30,418	$ 0	$9,136,238	$11,258,858	$(1,192,360)	$19,233,154

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

Next Page

The accompanying unaudited consolidated financial statements of Citizens Community Bancorp have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation have been included. Operating results for the three and six months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.

NOTE 3 - STOCK AWARD PLANS

In February 2005, the 2004 Recognition and Retention Plan was approved by the Company's shareholders. The plan provides for the grant of up to 59,618 shares. At March 31, 2005, 33,386 restricted shares had been granted under this plan. Restricted shares are issued at no cost to the employee and have a five-year vesting period. The fair value of the restricted shares on the date of issue was $13.45 per share. Compensation expenses related to these awards was $14,968 for the three and six months ended March 31, 2005.

In February 2005, the 2004 Stock Option and Incentive Plan was approved by the Company's shareholders. The plan provides for the grant of nonqualified and incentive stock options, and stock appreciation rights. The total number of shares available for future grants at March 31, 2005 under the plan was 149,046. At March 31, 2005, 105,827 options had been granted under this plan at a weighted average exercise price of $13.45 per share. Options vest over a five-year period. Unexercised nonqualified stock options expire in 15 years and unexercised incentive stock options expire in 10 years. None of the options granted were vested, exercised, or forfeited during the period and all options granted remain outstanding at March 31, 2005.

NOTE 4 - STOCK-BASED COMPENSATION

The Company accounts for stock-based employee compensation using the intrinsic value method prescribed under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. Accordingly, the Company would record compensation expense if the quoted market price on the date of grant exceeds the exercise price. Compensation expense for stock options is calculated as the number of options granted multiplied by the amount the market price exceeds the exercise price. For options with a vesting period, the expense, if applicable, is recognized over the vesting period. Compensation expense is recognized immediately for options that are fully vested on the date of grant. The Company has not recognized any stock option related employee compensation expense during the three and six months ended March 31, 2005 and 2004.

If the company had elected to recognize compensation expense for its employee stock-based compensation plans based on the fair values at the grant dates, consistent with the methodology prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation", net earnings and earnings per share would have been reported as follows:

Next Page

	Three months ended		Six months ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
Net Earnings:
As Reported	$383,906	$185,253	$583,990	$367,922
Additional compensation cost under the fair value method, net of related tax effects	$ 11,144	0	$ 11,144	0
Pro forma	$372,762	$185,253	$572,846	$367,922

Basic Earnings Per Share:
As Reported	$ 0.13	$ N.A.	$ 0.20	$ N.A.
Pro forma	0.13	N.A.	0.20	N.A.
Diluted Earnings Per Share:
As reported	$ 0.13	$ N.A.	$ 0.20	$ N.A.
Pro forma	0.13	N.A.	0.20	N.A.

For purposes of the pro forma disclosures above, the weighted average fair value per stock option granted was $3.66. The fair value was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: (1) annual volatility factor of 16%, (2) risk-free interest rate of 4.16%, (3) expected dividend yield of 1.5% and (4) expected option term of ten years.

NOTE 5 - EARNINGS PER SHARE

Basic and diluted earnings per share represent income available to common shareholders divided by the weighted-average number of common shares outstanding during the period, excluding unallocated shares of the Employee Stock Ownership Plan (ESOP). The weighted average number of shares outstanding was 2,935,997 for the three months ended March 31, 2005, and 2,933,200 for the six months ended March 31, 2005. Earnings per share of $0.13 were reported for the three months ended March 31, 2005, and $0.20 for the six months ended March 31, 2005. Earnings per share data does not apply to the prior year period since Citizens Community Federal was a mutual savings bank with no stock outstanding.

NOTE 6 - NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123(R), "Share-Based Payment." This Statement is a revision to SFAS 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires the recognition of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the required service period. The Statement is effective for the Company beginning in the second quarter of fiscal year 2006. While the Company is still in the process of evaluating the effect of SFAS No. 123(R) on the financial statements, Note 4 does disclose the effect on earnings had SFAS No. 123(R) been adopted in prior periods. Since the statements will be adopted using the modified-prospective method, the effect the adoption will have on the financial statements can be materially impacted by the number of options granted in future periods.

Next Page

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

GENERAL

Citizens Community Bancorp (the "Company") was capitalized as a result of an initial public offering related to the mutual holding company reorganization as explained in Note 1 to the unaudited consolidated financial statements, effective March 29, 2004. The Company is the mid-tier holding company for Citizens Community Federal. The Company is chartered under federal law and owns 100% of the stock of Citizens Community Federal (the "Bank"). The Company directs Citizens Community Federal's business activities.

In February 2005, the Recognition and Retention Plan was approved by the Company's stockholders. The plan provided for the grant of up to 59,618 shares. At March 31, 2005, 33,386 restricted shares had been granted under the Plan. The Company purchased the 59,618 shares in the open market on February 28, 2005 and March 9, 2005.

The following discussion focuses on the consolidated financial condition of the Company and subsidiary as of March 31, 2005 and the consolidated results of operations for the three and six months ended March 31, 2005, compared to the same period in 2004. This discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto included with this report.

Historically, we were a federal credit union. We accepted deposits and made loans to members, who were the people who lived, worked or worshiped in the Wisconsin counties of Chippewa and Eau Claire, and parts of Pepin, Buffalo and Trempealeau. In addition, this included businesses and other entities located in these counties, and members and employees of the Hocak Nation. In December 2001, we converted to a federal mutual savings bank in order to better serve our customers and the local community through the broader lending ability of a federal savings bank, and to expand our customer base beyond the limited field of membership permitted to credit unions. As a federal savings bank, we have expanded authority in structuring residential mortgage and consumer loans, and the ability to make commercial loans, although the Bank does not have any immediate plans to increase commercial lending.

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

Financial Condition

Total Assets. Total assets of the Company as of March 31, 2005 were $178.1 million, compared to $162.0 million as of September 30, 2004, an increase of $16.1 million, or 10.0%. Assets increased primarily as a result of an increase in loans receivable. Contributing to the increase was the continued growth of the Mankato, Minnesota branch and the opening of the Oakdale, Minnesota branch.

Cash and Cash Equivalents. Cash and cash equivalents decreased from $4.8 million on September 30, 2004 to $2.9 million on March 31, 2005, as cash was used to help fund new loan originations along with increased deposits and borrowings. The detail of the change in cash and cash equivalents can be seen on the Consolidated Statements of Cash Flows.

Loans Receivable. Loans increased by $17.4 million, or 11.4%, from $152.9 million as of September 30, 2004 to $170.3 million as of March 31, 2005. Our growth has been primarily in real estate lending, which has resulted in a change in our loan portfolio mix. At March 31, 2005, the loan portfolio included $109.3 million or 64.2% of loans secured by real estate, $60.9 million or 35.8% of consumer loans and commercial loans of $106,000, or less than 1% of total loans.

At September 30, 2004, the loan portfolio included real estate loans of $95.4 million or 62.4% of total loans, consumer loans of $57.4 million or 37.5% of total loans and commercial loans of $115,000, less than 1% of total loans.

Although our consumer loan portfolio continues to grow, our real estate loan portfolio is growing at a faster pace. As noted, a contributing factor to the loans receivable increase was the loan production at the Mankato and Oakdale, Minnesota branches. At March 31, 2005 loans receivable were $7.8 million at Mankato and $6.2 million at Oakdale, compared to $4.6 million at Mankato and $1.8 million at Oakdale at September 30, 2004.

Next Page

Allowance for Loan Losses.Based on loss estimates described in "Critical Accounting Policies - Allowance for Loan Losses," Management's evaluation of these factors resulted in an allowance for loan losses of $641,343 or .38 % of total loans at March 31, 2005, compared to $554,210, or .36 % of total loans as of September 30, 2004.

The provisions for loan losses are the amounts required to maintain the allowance for loan losses at a level deemed necessary by management after taking into consideration charge-offs and recoveries and the quality of the remaining portfolio. The provisions for loan losses for the six months ended March 31, 2005 and 2004 were $202,136 and $195,999, respectively. The provisions for loan losses for the three months ended March 31, 2005 and 2004 were $102,133 and $99,999. During the three months ended March 31, 2005, we incurred $57,263 in net charge-offs, compared to $76,924 in net charge-offs during the same period in 2004. During the six months ended March 31, 2005, we incurred $115,003 in net charge-offs, compared to $155,689 for the same period ended March 31, 2004. Management recognizes that these are estimates of inherent losses in the process and the actual losses could be different from the current estimates.

Office Properties and Equipment. Total investment in office properties and equipment was $2.2 million on September 30, 2004 and remained $2.2 million on March 31, 2005.

Deposits. Deposits as of March 31, 2005 were $133.6 million, compared to $128.0 million as of September 30, 2004, an increase of $5.6 million, or 4.4%. The majority of the deposit growth came from the two Minnesota branch offices, as our marketing efforts have been concentrated there.

Borrowed Funds. Federal Home Loan Bank advances increased from $13.5 million at September 30, 2004 to $24 million on March 31, 2005, as the need to fund strong loan demand increased.

Liquidity and Asset Liability Management. The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for payments of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets; those which can be converted into cash and access to additional sources of funds. Primarily, liquid assets of the Company are cash and due from interest bearing deposits and maturing loans. Loans from the Federal Home Loan Bank system represent the Company's primary source of immediate additional liquidity, and were maintained at a level needed to meet needs. Assets and liabilities are maintained to provide the proper balance between liquidity, safety and profitability. This monitoring process is done on a continuing basis. The Company manages its interest rate sensitive assets and liabilities on a daily basis to lessen the impact of interest rate change. As part of managing liquidity, the Company monitors its maturing deposits and maturing loans, loan to deposit ratio, competitor's rates and the cost to borrow funds versus attract deposits. The Company manages its rate sensitivity position to avoid wide swings in margins and to minimize risk. The Company's management believes its liquidity sources are adequate to meet its operating needs.

Off-Balance Sheet Liabilities. The Company has financial instruments with off-balance sheet risk. These instruments include unused commitments for credit cards, lines of credit, overdraft protection and home equity lines of credit, as well as commitments to extend credit. As of March 31, 2005, the Company has $5.4 million in unused commitments compared to $5.5 million in unused commitments as of September 30, 2004.

Next Page

Capital Resources. Capital ratios applicable to the Bank as of March 31, 2005 and September 30, 2004 were as follows:

Capital Ratios

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2005 (Unaudited)

Total capital (to risk weighted assets)	$16,076,000	13.4%	$9,590,000	≥ 8.0%	$11,987,000	≥ 10.0%

Tier 1 capital (to risk weighted assets)	$15,592,000	13.0%	$4,795,000	≥ 4.0%	$7,192,000	≥ 6.0%

Tier 1 capital (to adjusted total assets)	$15,592,000	8.8%	$7,111,000	≥ 4.0%	$8,888,000	≥ 5.0%

Tangible capital (to tangible assets)	$15,592,000	8.8%	$2,667,000	≥ 1.5%	NA	NA

As of September 30, 2004

Total capital (to risk weighted assets)	$15,281,000	14.0%	$8,749,000	≥ 8.0%	$10,936,000	≥ 10.0%

Tier 1 capital (to risk weighted assets)	$14,870,000	13.6%	$4,374,480	≥ 4.0%	$6,562,000	≥ 6.0%

Tier 1 capital (to adjusted total assets)	$14,870,000	9.2%	$6,469,000	≥ 4.0%	$8,086,000	≥ 5.0%

Tangible capital (to tangible assets)	$14,870,000	9.2%	$2,426,000	≥ 1.5%	NA	NA

Management intends to maintain capital levels in the well-capitalized category established by regulatory authorities. The Bank was categorized as "well-capitalized" under the regulatory framework for capital adequacy as of March 31, 2005 and September 30, 2004.

Results of Operation

Overview. For the quarter ended March 31, 2005, the Company continued to see strong loan demand and continued growth trends. The two Minnesota branch offices showed continued strong growth. Loan quality remained strong with a decline in loan delinquency and loan charge offs. Interest rates on deposits increased at a faster pace than the rates on loans. Real estate rates actually declined for several weeks during the quarter, as deposit rates increased. Increased loan growth and fee income helped to offset the decline in interest spread.

Next Page

Net Income. For the three months ended March 31, 2005, the Company reported net income of $383,906, an increase of 107.2%, compared to net income of $185,253 for the three months ended March 31, 2004. Net income was $583,990 for the six months ended March 31, 2005, as compared to net income of $367,922 for the same period in 2004, an increase of 58.7%. The increase for both periods came primarily as a result of income generated from the January 12, 2005 merger of PULSE-EFT and Discover Financial Services. Since the Company was a stockholder and member of PULSE-EFT, it received $384,467 in pre-tax income in the second quarter of fiscal 2005 and anticipates a final payment of $47,766 in the third quarter.

Total Interest Income. Total interest and dividend income increased by $393,329 for the three-month period ended March 31, 2005, to $2.7 million from $2.3 million for the same period in 2004. Total interest income increased by $765,455 for the six-month period ended March 31, 2005 to 5.4 million from $4.6 million for the same period ended March 31, 2004. The increase was a result of an increase in the average balance of loans receivable.
The yield on loans receivable in both periods decreased from 7.15% for the three- month period ended March 31,2004 to 6.64% for the three-month period ended March 31, 2005, and decreased from 7.14% for the six month period ended March 31, 2004 to 7.05% for the six month period ended March 31, 2005, reflecting the decrease in market rates of interest.

Net Interest Income. Net interest income before provision for loan losses increased by $254,057 for the three-month period ended March 31, 2005, to $1.9 million compared to $1.6 million for the same period in 2004. Total net interest income increased by $588,632 for the six month period ended March 31, 2005, to $3.7 million from $3.2 million for the same period ended March 31, 2004.The increase in net interest income was due to increased loan volume and an increase in the balance of loans receivable offsetting the increase in interest expense and the decrease in average loan yield.

Interest Expense. The interest expense increased by $139,272 in the three-month period ended March 31, 2005, from $722,892 for the same period in 2004. The interest expense increased by $176,823 for the six-month period ended March 31, 2005, from $1.5 million for the same period ended March 31, 2004.
The increase for both periods was a result of an increase in deposit growth and an increase in the cost of interest-bearing liabilities. The cost of borrowed funds increased from $21,942 for the three-month period ended March 31, 2004 to $128,119 for the same period in 2005. The cost of borrowed funds increased $29,250 for the six-month period ended March 31, 2004 to $192,871 for the same period ended March 31, 2005. The increase was primarily a result of utilization of advances from the Federal Home Loan Bank of Chicago to fund increased loan demand as management sought the most cost-effective source of funds. The use of borrowed funds was more cost effective than obtaining additional deposits at a higher cost.

Provision for Loan Losses. We establish the provision for loan losses, which is charged to operations, at a level management believes will reflect probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers the types of loans and the amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. Based on our evaluation of these factors, we made provisions of $102,133 and $99,999 for the three months ended March 31, 2005 and March 31, 2004, respectively. For the six-month period ended March 31, 2005, we made provisions of $202,136 compared to provisions of $195,999 for the same period a year ago. The provisions for fiscal 2005 are primarily a result of the loan growth for the three to six month periods. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available, or as future events change. We used the same methodology and generally similar assumptions in assessing the loan allowance for both periods.

Next Page

The level of the allowance is based on estimates and the ultimate losses may vary from the estimates. Management assesses the allowance for loan losses on a monthly basis and makes provisions for loan losses as necessary in order to maintain the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions or changes in individual account conditions. In addition, various regulatory agencies, as an integral part in their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of March 31, 2005 is maintained at a level that represents management's best estimate of probable losses inherent in the loan portfolio.

Non-Interest Income. Total non-interest income was $743,562 for the three months ended March 31, 2005, compared to $339,626 for the same period in 2004. Total non-interest income for the six-month period ended March 31, 2005 was $1,108,500, compared to $677,619 for the six month period ended March 31, 2004. The increase came primarily from the merger of PULSE -EFT with Discover, and the subsequent income it generated for the Company, as a stockholder of PULSE-EFT, in the second quarter of fiscal 2005.

Non-Interest Expense. Non-interest expense increased from $1.6 million to $1.9 million for the three months ended March 31, 2005. Non-interest expense increased from $3.0 million for the six-month period ended March 31, 2004 to $3.7 million for the same period in 2005. The increase was due to the additional operating costs associated with the Mankato branch office and the Oakdale branch office, normal salary increases and the cost associated with compliance with the Sarbanes-Oxley Act of 2002, Section 404-Management's Assessment of Internal Controls.

Forward-Looking Statements. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and are including this statement for purposes of these safe harbor provisions. "Forward-looking statements", which are based on certain assumptions and describe future plans, strategies and expectations of Citizens Community Bancorp may be identified by the use of words such as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential." Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operation and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage, consumer and other loans, real estate values, competition, changes in accounting principles, policies, or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning Citizens Community Bancorp and its business, including additional factors that could materially affect our financial results, is included in our filings with the Securities and Exchange Commission.

Next Page

ITEM 3.    CONTROLS AND PROCEDURES

An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-15(e) under the Securities Exchange Act of 1934 (the "Act") as of March 31, 2005 was carried out under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer and several other members of our senior management. The Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2005, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports the Company files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially effect, our internal controls over financial reporting.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and annually report on their systems of internal control over financial reporting. In addition, our independent accountants must report on management's evaluation. We are in the process of evaluating, documenting and testing our system of internal control over financial reporting to provide the basis for our report that is anticipated to be a required part of our annual report on Form 10-KSB for the fiscal year ending September 30, 2006. Due to the ongoing evaluation and testing of our internal controls, there can be no assurance that if any control deficiencies are identified they will be remediated before the end of the 2006 fiscal year, or that there may not be significant deficiencies or material weaknesses that would be required to be reported. In addition, we expect the evaluation process and any required remediation, if applicable, to increase our accounting, legal and other costs and divert management resources from core business operations.

Next Page

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

In the normal course of business, the Company occasionally becomes involved in various legal proceedings. In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.

Item 2.	CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes our share repurchase activity during the three months ended March 31, 2005.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet be Purchased Under the Plan
January 1, 2005 through January 31, 2005	NA	NA	NA	NA
February 1, 2005 through February 28, 2005	26,000	$15.01	26,000	33,618
March 1, 2005 through March 31, 2005	33,618	$15.01	33,618	0
Total	59,618	$15.01	59,618	0

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders, dated February 4, 2005, four items of business were voted upon: The nominees to serve on the Board of Directors for terms to expire in the year 2008; the adoption of the Citizens Community Bancorp 2004 Stock Option and Incentive Plan; the adoption of the Citizens Community Bancorp 2004 Recognition and Retention Plan; and the ratification of the appointment of Wipfli, LLP as independent auditors for the Company for the fiscal year ending September 30, 2005. Results of the voting were as follows:

Election of Directors
		FOR	WITHHOLD
Richard McHugh		98.9%	1.1%
Thomas C. Kempen		99.0%	1.0%

2004 Stock Option and Incentive Plan (voting by minority stockholders)
FOR	AGAINST	ABSTAIN	NON-VOTE
61.9%	16.6%	0.3%	17.2%

2004 Recognition and Retention Plan (voting by minority stockholders)
FOR	AGAINST	ABSTAIN	NON-VOTE
59.8%	18.8%	0.3%	17.2%

In addition, the MHC, which holds 67.83% of the outstanding shares, voted all its shares in favor of both proposals.

Ratification of Auditors
FOR	AGAINST	ABSTAIN
99.3%	0.6%	0.1%

Next Page

Item 5.	OTHER INFORMATION

As described in the Company's Form 8-K filing, on January 6, 2005 an agreement and plan of merger has been announced between the Company and Community Plus Savings Bank, a federally chartered mutual savings bank based in Rochester Hills, Michigan.

Item 6.	EXHIBITS

See Exhibit List.

Next Page

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS COMMUNITY BANCORP
Date:	May 11, 2005	By:	/s/ James G. Cooley James G. Cooley President and Chief Executive Officer
Date:	May 11, 2005	By:	/s/ John Zettler John Zettler Chief Financial Officer

Next Page

Regulation S–B Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
3(i)	Certificate of Incorporation of the Registrant	*
3(ii)	Amended Bylaws of the Registrant	**
10	Material contracts:
	(a) Registrant's 2004 Stock Option Plan	***
	(b) Registrant's 2004 Recognition and Retention Plan	***
(c) Employment Agreements:
	(i) James G. Cooley	*
	(ii) Johnny W. Thompson	*
	(iii) John D. Zettler	*
	(iv) Timothy J. Cruciani	*
	(v) Rebecca Johnson	*
	(e) Tax Allocation Agreement	**
11	Statement Regarding Computation of Per Share Earnings	11
13	2004 Annual Report to Stockholders	Not Required
14	Code of Conduct and Ethics	**
21	Subsidiaries of the Registrant	**
23	Consent of Auditors	Not Required
31	Rule 13a–14(a)/15d–14(a) Certifications	31
32	Section 1350 Certifications	32
_______________________
*	Filed as exhibit to the Company's Form SB–2 registration statement filed on December 29, 2003 (File No.333–111588) pursuant to Section 5 of the Securities Act of 1933.
**	Filed as exhibit to the Company's Form 10-KSB filed with the SEC on December 29, 2004.
***	Filed as exhibit to the Company's Definitive Proxy Materials filed with the SEC on December 23, 2004.

End.