Form 10QSB
period 2005-06-30
CITIZENS COMMUNITY BANCORP
filed 2005-08-11
CIK 1273805

OMB APPROVAL
OMB Number: 3235-0416
Expires: February 28, 2006
Estimated Average burden
Hours per response..........182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

/X/  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

At July 31, 2005, there were 3,721,068 shares of the issuers' common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes /  /   No /X/

SEC2334 (1-04)	Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.
Next Page

CITIZENS COMMUNITY BANCORP

Next Page

CITIZENS COMMUNITY BANCORP Consolidated Balance Sheets as of June 30, 2005 and September 30, 2004
Assets	June 30, 2005 (unaudited)	September 30, 2004 (audited)

Cash and cash equivalents	$4,176,951	$4,768,007
Loans receivable	$182,290,066	$152,930,540
Allowance for loan losses	($713,638)	($554,210)
Loans receivable, net	$181,576,428	$152,376,330
Office properties and equipment - Net	$2,206,554	$2,198,809
Federal Home Loan Bank stock	$1,675,000	$827,700
Accrued interest receivable	$543,015	$466,399
Intangible assets	$329,339	$348,486
Other assets	$1,417,419	$994,065
TOTAL ASSETS	$191,924,706	$161,979,796

Liabilities and Equity	June 30, 2005 (unaudited)	September 30, 2004 (audited)

Liabilities:
Deposits	$137,499,997	$127,976,262
Federal Home Loan Bank advances	$33,500,000	$13,500,000
Other Liabilities	$1,341,110	$897,611
Total Liabilites	$172,341,107	$142,373,873
Stockholders' Equity:
Common Stock - 3,041,750 shares issued	$30,418	$30,418
Additional Paid-in Capital	$9,012,533	$9,029,696
Retained Earnings	$12,389,561	$11,678,549
Treasury Stock - 26,251 shares at cost	-$394,011	$0
Unearned ESOP Shares	-$1,043,280	-$1,132,740
Unearned Compensation	-$411,622	$0
Total Stockholders' Equity	$19,583,599	$19,605,923
TOTAL LIABILITIES AND EQUITY	$191,924,706	$161,979,796

Next Page

CITIZENS COMMUNITY BANCORP
Consolidated Statements of Income
For the Three and Nine Months Ended June 30, 2005 and 2004
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Interest and Dividend Income:
Interest and fees on loans	$2,891,496	$2,392,816	$8,244,995	$6,984,777
Other interest and dividend income	$24,474	$17,734	$67,852	$57,195
Total interest and dividend income	$2,915,970	$2,410,550	$8,312,847	$7,041,972
Interest expense:
Interest on deposits	$810,231	$654,123	$2,266,181	$2,096,872
Notes Payable Interest	$210,756	$15,417	$403,627	$44,666
Total interest expense	$1,020,987	$669,540	$2,669,808	$2,141,538
Net Interest Income	$1,894,983	$1,741,010	$5,643,039	$4,900,434
Provision for loan losses	$103,200	$99,999	$305,336	$295,998
Net interest income after provision for loan losses	$1,791,783	$1,641,011	$5,337,703	$4,604,436

Noninterest Income:
Service charges on deposit accounts	$195,017	$195,508	$565,450	$587,598
Insurance commissions	$77,298	$95,854	$273,958	$242,070
Loan fees and service charges	$83,134	$63,017	$231,642	$193,093
Other	$67,484	$4,476	$460,383	$13,713
Total noninterest income	$422,933	$358,855	$1,531,433	$1,036,474
Noninterest expense:
Salaries and related benefits	$1,127,902	$1,021,253	$3,311,541	$2,932,555
Occupancy - Net	$179,692	$161,291	$529,585	$476,668
Office	$148,719	$124,869	$448,588	$405,469
Data processing	$66,284	$66,843	$220,812	$220,691
Other	$255,955	$228,294	$940,170	$600,183
Total noninterest expense	$1,778,552	$1,602,550	$5,450,696	$4,635,566
Income before provision for income tax	$436,164	$397,316	$1,418,440	$1,005,344
Provision for income taxes	$163,655	$156,667	$561,941	$396,773
Net income	$272,509	$240,649	$856,499	$608,571
Basic and diluted earnings per share	$0.09	$0.08	$0.29	NA

Next Page

CITIZENS COMMUNITY BANCORP

Consolidated Statements of Cash Flows
For the Nine Months ended June 30, 2005 and 2004

	June 30, 2005 (unaudited)	June 30, 2004 (unaudited)

Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net Income	$856,499	$608,571

Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for depreciation	$187,575	$194,240
Provision for loan losses	$305,336	$295,998
Amortization of core deposit intangible	$19,147	$17,948
Amortization of Restricted Stock	$37,420	$0
Federal Home Loan Bank stock dividends	-$36,900	-$32,900
ESOP contribution expense in excess of shares released	$34,919	$0
Decrease in accrued interest receivable and other assets	-$499,969	-$240,109
Increase in other liabilities	$443,498	$254,860

Total adjustments	$491,026	$490,037

Net cash provided by operating activities	$1,347,525	$1,098,608

Cash flows from investing activities:
Purchase of Federal Home Loan Bank stock	-$810,400	-$112,000
Net increase in loans	-$29,505,434	-$18,995,180
Capital expenditures	-$195,321	-$74,956
Cash received for branch acquisition	$0	$6,970,198

Net cash used in investing activities	-$30,511,155	-$12,211,938

Cash flows from financing activities:
Increase in Borrowings	$20,000,000	$9,800,000
Increase (decrease) in deposits	$9,523,736	-$4,339,971
Purchase 59,618 shares of common stock for RRP	-$894,866	$0
Purchase 19 shares of common stock from Emp 401K	-$269	$0
Proceeds from sale of common stock	$0	$9,048,190
Formation of CCMHC	$0	-$100,000
Loan to ESOP for purchase of common stock	$0	-$1,192,360
Reduction in unallocated shares held by ESOP	$89,460	$21,105
Cash dividends paid	-$145,487	$0

Net cash provided by financing activities	$28,572,574	$13,236,964

Net increase (decrease) in cash and cash equivalents	-$591,056	$2,123,634
Cash and cash equivalents at beginning	$4,768,007	$3,074,024

Cash and cash equivalents at end	$4,176,951	$5,197,658

Next Page

CITIZENS COMMUNITY BANCORP
CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY
For the Nine Months ended June 30, 2005 and 2004
(UNAUDITED)

						Unearned
		Common	Treasury	Capital	Retained	ESOP	Unearned
Nine Months Ended June 30, 2005	Shares	Stock	Stock	Surplus	Earnings	Shares	Compensation	Total
Balance - Beginning of period	3,041,750	$30,418	$0	$9,029,696	$11,678,549	($1,132,740)	$0	$19,605,923
Comprehensive Income:
Net Income					$856,499			$856,499
Other Comprehensive Income					$0			$0
Total Comprehensive Income					$856,499			$856,499
59,618 Shares of Common Stock purchased for Recognition and Retention Plan			($894,866)					($894,866)
Committed ESOP shares				$34,919		$89,460		$124,379
33,386 Shares of Common Stock Awarded for Recognition and Retention Plan			$501,124	($52,082)			($449,042)	$0
19 Shares of Common Stock Purchased from Employee 401K Retirement Plan			($269)					($269)
Amortization of Restricted Stock							$37,420	$37,420
Cash dividends ($0.05 per share)					($145,487)			($145,487)
Balance - End of Period	3,041,750	$30,418	($394,011)	$9,012,533	$12,389,561	($1,043,280)	($411,622)	$19,583,599

						Unearned
		Common	Treasury	Capital	Retained	ESOP
Nine Months Ended June 30, 2004	Shares	Stock	Stock	Surplus	Earnings	Shares	Total
Balance - Beginning of period	0	$0	$0	$0	$10,990,936	$0	$10,990,936
Comprehensive Income:
Net Income					$608,571		$608,571
Other Comprehensive Income					$0		$0
Total Comprehensive Income					$608,571		$608,571
Sale of Common Stock	978,650	$9,787		$9,038,403			$9,048,190
119,236 shares of common stock acquired by ESOP						($1,192,360)	($1,192,360)
Committed ESOP shares						$21,105	$21,105
Capitalization of CCMHC	2,063,100	$20,631		($20,631)	($100,000)		($100,000)
Cash dividends ($0.05 per share)
Balance - End of Period	3,041,750	$30,418	$0	$9,017,772	$11,499,507	($1,171,255)	$19,376,442

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

Next Page

The accompanying unaudited consolidated financial statements of Citizens Community Bancorp have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation have been included. Operating results for the three and nine months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.

NOTE 3 - STOCK AWARD PLANS

In February 2005, the Recognition and Retention Plan was approved by the Company's shareholders. The plan provides for the grant of up to 59,618 shares. At June 30, 2005, 33,386 restricted shares had been granted under this plan. Restricted shares are issued at no cost to the employee and have a five-year vesting period. The fair value of the restricted shares on the date of issue was $13.45 per share. Compensation expenses related to these awards were $22,452 for the three months and $37,420 for the nine months ended June 30, 2005.

In February 2005, the 2004 Stock Option and Incentive Plan was approved by the Company's shareholders. The plan provides for the grant of nonqualified, incentive stock options, and stock appreciation rights. The total number of shares available for future grants at June 30, 2005 under the plan was 149,046. At June 30, 2005, 105,827 options had been granted under this plan at a weighted average exercise price of $13.45 per share. Options vest over a five-year period. Unexercised nonqualified stock options expire in 15 years and unexercised incentive stock options expire in 10 years. None of the options granted were vested, exercised, or forfeited during the period and all options granted remain outstanding at June 30, 2005.

NOTE 4 - STOCK-BASED COMPENSATION

The Company accounts for stock-based employee compensation using the intrinsic value method prescribed under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. Accordingly, the Company would record compensation expense if the quoted market price on the date of grant exceeds the exercise price. Compensation expense for stock options is calculated as the number of options granted multiplied by the amount the market price exceeds the exercise price. For options with a vesting period, the expense, if applicable, is recognized over the vesting period. Compensation expense is recognized immediately for options that are fully vested on the date of grant. The Company has not recognized any stock option related employee compensation expense during the three and nine months ended June 30, 2005 and 2004.

If the company had elected to recognize compensation expense for its employee stock-based compensation plans based on the fair values at the grant dates, consistent with the methodology prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation", net earnings and earnings per share would have been reported as follows:

Next Page

	Three months ended June 30,		Nine months ended June 30,
	2005	2004	2005	2004
Net Earnings:
As Reported	$272,509	$240,649	$856,499	$608,571
Additional compensation cost under the fair value
method, net of related tax effects	16,716	0	$27,860	0
Pro forma	$255,793	$240,649	$828,639	$608,571
Basic Earnings Per Share:
As Reported	$ 0.09	N.A.	$ 0.29	N.A.
Pro forma	0.09	N.A.	0.28	N.A.
Diluted Earnings Per Share:
As reported	$ 0.09	N.A.	$ 0.29	N.A.
Pro forma	0.09	N.A.	0.28	N.A.

For purposes of the pro forma disclosures above, the weighted average fair value per stock option granted was $3.66. The fair value was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: (1) annual volatility factor of 16%, (2) risk-free interest rate of 4.16%, (3) expected dividend yield of 1.5% and (4) expected option term of ten years.

NOTE 5 - EARNINGS PER SHARE

Basic and diluted earnings per share represent income available to common shareholders divided by the weighted-average number of common shares outstanding during the period, excluding unallocated shares of the Employee Stock Ownership Plan (ESOP). The weighted average number of shares outstanding was 2,922,806 for the three months ended June 30, 2005, and 2,919,824 for the nine months ended June 30, 2005. Earnings per share of $0.09 were reported for the three months ended June 30, 2005, compared to $0.08 per share for the prior year quarter. Basic earnings per share of $0.29 were reported for the nine months ending June 30, 2005. Earnings per share data for the prior nine-month period is not meaningful, as Citizens Community Federal was a mutual savings bank with no stock outstanding prior to March 29, 2004.

NOTE 6 - NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123(R), "Share-Based Payments." This Statement is a revision to SFAS 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires the recognition of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the required service period. The Statement is effective for the Company beginning October 1, 2007. While the Company is still in the process of evaluating the effect of SFAS No. 123(R) on the financial statements, Note 4 does disclose the effect on earnings had SFAS No. 123(R) been adopted in prior periods. Since the statements will be adopted using the modified-prospective method, the effect the adoption will have on the financial statements can be materially impacted by the number of options granted in future periods.

NOTE 7 - SUBSEQUENT EVENT

On July 1, 2005, the acquisition of Community Plus Savings Bank ("CPSB") by Citizens Community Bancorp ("CCB") in a merger of CPSB with and into Citizens Community Federal ("CCF") was completed. In accordance with the Agreement, CCB issued 705,569 additional shares to Citizens Community MHC, as determined under the Agreement by dividing $9.25 million (the independently appraised value of CPSB) by $13.11, which was the average closing bid price of CCB's common stock for the 20th through the 5th trading days prior to the July 1, 2005 closing date.

At June 30, 2005 CPSB had total assets of $46.0 million and deposits and other liabilities of $41.8 million.

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

The following discussion focuses on the consolidated financial condition of the Company and subsidiary as of June 30, 2005 and the consolidated results of operations for the three and nine months ended June 30, 2005, compared to the same periods in 2004. This discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto included with this report.

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

We have utilized this expanded lending authority to significantly increase our ability to market one-to four-family residential lending. Most of these loans are originated through our internal marketing efforts and our existing and walk-in customers. We typically do not rely on real estate brokers and builders to help us generate loan originations.

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

Subsequent to the end of the most recently completed reporting period, Citizens Community Federal successfully completed a merger with Michigan-based, Community Plus - a federally chartered mutual savings bank headquartered in Rochester Hills with an additional branch location in Lake Orion, Michigan. As a result of the merger, which became effective July 1, 2005, 705,569 additional shares of common stock of Citizens Community Bancorp were issued to Citizens Community MHC.

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

Financial Condition

Total Assets. Total assets of the Company as of June 30, 2005 were $191.9 million, compared to $162.0 million as of September 30, 2004, an increase of $29.9 million, or 18.5%. Assets increased primarily as a result of an increase in loans receivable. Contributing to the increase was the continued growth of the Mankato, Minnesota branch and the opening of the Oakdale, Minnesota branch.

Cash and Cash Equivalents. Cash and cash equivalents decreased from $4.8 million on September 30, 2004 to $4.2 million on June 30, 2005, as cash was used along with increased deposits and borrowings to help fund new loan originations. The detail of the change in cash and cash equivalents can be seen on the Consolidated Statements of Cash Flows.

Loans Receivable. Loans increased by $29.4 million, or 19.2%, from $152.9 million as of September 30, 2004 to $182.3 million as of June 30, 2005. At June 30, 2005, the loan portfolio included real estate loans of $114.4 million or 62.8% of total loans, consumer loans of $67.8 million or 37.2% of total loans and commercial loans of $102,000, less than 1% of total loans.

At September 30, 2004, the loan portfolio included real estate loans of $95.4 million or 62.4% of total loans, consumer loans of $57.4 million or 37.5% of total loans and commercial loans of $115,000, less than 1% of total loans.

Although our consumer loan portfolio continues to grow, our real estate loan portfolio is growing at a slightly faster pace. As noted, a contributing factor to the loans receivable increase was the loan production at the Mankato and Oakdale, Minnesota branches. At June 30, 2005 loans receivable were $9.9 million at Mankato and $9.1 million at Oakdale, compared to $4.6 million at Mankato and $1.8 million at Oakdale at September 30, 2004.

Next Page

Allowance for Loan Losses. The following table is an analysis of the activity in the allowance for loan losses for the three and nine-month periods ended June 30, 2004 and June 30, 2005.

	Three months ended		Nine months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Balance at Beginning	$641,343	$506,837	$554,210	$466,527
Provisions Charged
to Operating Expense	103,200	99,999	305,336	295,998
Loans Charged Off	(41,850)	(86,694)	(170,256)	(260,650)
Recoveries on Loans	10,945	5,068	24,347	23,335
Balance at End	$713,638	$525,210	$713,638	$525,210

Office Properties and Equipment. Total investment in office properties and equipment was $2.2 million on September 30, 2004 and remained $2.2 million on June 30, 2005.

Deposits. Deposits as of June 30, 2005 were $137.5 million, compared to $128.0 million as of September 30, 2004, an increase of $9.5 million, or 7.4%. The majority of the deposit growth came from the two Minnesota branch offices, as our marketing efforts have been concentrated there.

Borrowed Funds. Federal Home Loan Bank advances increased from $13.5 million at September 30, 2004 to $33.5 million on June 30, 2005, as the need to fund strong loan demand increased.

Liquidity and Asset Liability Management. The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by extensions of credit, withdrawals from deposit accounts and for payments of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets; those which can be converted into cash and access to additional sources of funds. Primarily, liquid assets of the Company are cash and interest bearing deposits and maturing loans. Loans from the Federal Home Loan Bank system represent the Company's primary source of immediate additional liquidity, and were maintained at a level needed to meet needs. Assets and liabilities are maintained to provide the proper balance between liquidity, safety and profitability. This monitoring process is done on a continuous basis. The Company manages its interest rate sensitive assets and liabilities on a daily basis to lessen the impact of interest rate change. As part of managing liquidity, the Company monitors its maturing deposits and maturing loans, loan to deposit ratio, competitors' rates and the cost to borrow funds versus attract deposits. The Company manages its rate sensitivity position to avoid wide swings in margins and to minimize risk. The Company's management believes its liquidity sources are adequate to meet its operating needs.

Off-Balance Sheet Liabilities. The Company has financial instruments with off-balance sheet risk. These instruments include unused commitments for credit cards, lines of credit, overdraft protection and home equity lines of credit, as well as commitments to extend credit. As of June 30, 2005, the Company had $5.4 million in unused commitments compared to $5.5 million in unused commitments as of September 30, 2004.

Next Page

Capital Resources. Capital ratios applicable to the Bank as of June 30, 2005 and September 30, 2004 were as follows:

Capital Ratios
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2005 (Unaudited)
Total capital (to risk weighted assets)	$16,480,000	12.7%	$10,376,000 >=	8.0%	$12,970,000 >=	10.0%
Tier 1 capital (to risk weighted assets)	$15,937,000	12.3%	$5,188,000 >=	4.0%	$7,782,000 >=	6.0%
Tier 1 capital (to adjusted total assets)	$15,937,000	8.3%	$7,664,000 >=	4.0%	$9,580,000 >=	5.0%
Tangible capital (to tangible assets)	$15,937,000	8.3%	$2,874,000 >=	1.5%	NA	NA
As of September 30, 2004
Total capital (to risk weighted assets)	$15,281,000	14.0%	$8,749,000 >=	8.0%	$10,936,000 >=	10.0%
Tier 1 capital (to risk weighted assets)	$14,870,000	13.6%	$4,374,480 >=	4.0%	$6,562,000 >=	6.0%
Tier 1 capital (to adjusted total assets)	$14,870,000	9.2%	$6,469,000 >=	4.0%	$8,086,000 >=	5.0%
Tangible capital (to tangible assets)	$14,870,000	9.2%	$2,426,000 >=	1.5%	NA	NA

Management intends to maintain capital levels in the well-capitalized category established by regulatory authorities. The Bank was categorized as "well-capitalized" under the regulatory framework for capital adequacy as of June 30, 2005 and September 30, 2004.

Results of Operation

Overview. For the quarter ended June 30, 2005, the Company continued to see strong loan demand and continued growth trends. The two Minnesota branch offices showed continued strong growth. Loan quality remained strong with a decline in loan delinquency and loans charged off. Interest rates on deposits increased at a faster pace than the rates on loans. In fact, rates on real estate loans actually declined for several weeks during the quarter as deposit rates increased. Increased loan growth and fee income helped to offset the decline in interest rate spread.

Net Income. For the three months ended June 30, 2005, the Company reported net income of $272,509, an increase of 13.2%, compared to net income of $240,649 for the three months ended June 30, 2004. Net income was $856,499 for the nine months ended June 30, 2005, as compared to net income of $608,571 for the same period in 2004, an increase of 40.7%. The increase for both periods came primarily as a result of income generated from the January 12, 2005 merger of PULSE-EFT and Discover Financial Services. Since the Company was a stockholder and member of PULSE-EFT, it received $384,467 in pre-tax income in the second quarter of fiscal 2005 and a final payment of $63,562 in the third quarter.

Next Page

Total Interest Income. Total interest and dividend income increased by $505,420 for the three-month period ended June 30, 2005, to $2.9 million from $2.4 million for the same period in 2004. Total interest income increased by $1.3 million for the nine-month period ended June 30, 2005 to $8.3 million from $7.0 million for the same period ended June 30, 2004. The increase was a result of an increase in the average balance of loans receivable.

The yield on loans receivable in both periods decreased from 6.91% for the three-month period ended June 30,2004 to 6.62% for the three-month period ended June 30, 2005, and decreased from 7.0% for the nine-month period ended June 30, 2004 to 6.59% for the nine-month period ended June 30, 2005, reflecting the decrease in market rates of interest.

Net Interest Income. Net interest income before provision for loan losses increased by $153,973 for the three-month period ended June 30, 2005, to $1.9 million compared to $1.7 million for the same period in 2004. Total net interest income increased by $742,605 for the nine-month period ended June 30, 2005, to $5.6 million from $4.9 million for the same period ended June 30, 2004. The increase in net interest income was due to increased loan volume and an increase in the balance of loans receivable offsetting the increase in interest expense and the decrease in average loan yield.

Interest Expense. Interest expense increased by $351,477 in the three-month period ended June 30, 2005, from $669,540 for the same period in 2004. Interest expense increased by $528,270 for the nine-month period ended June 30, 2005, from $2.1 million for the same period ended June 30, 2004.

The increase for both periods was a result of deposit growth and an increase in the cost of interest-bearing liabilities. The cost of borrowed funds increased from $15,417 for the three-month period ended June 30, 2004 to $210,756 for the same period in 2005. The cost of borrowed funds increased $358,961 for the nine-month period ended June 30, 2005 to $403,627, compared to $44,666 for the same period ended June 30, 2004. The increase was primarily a result of utilization of advances from the Federal Home Loan Bank of Chicago to fund increased loan demand as management sought the most cost-effective source of funds. The use of borrowed funds was more cost effective than obtaining additional deposits at a higher cost.

Provision for Loan Losses. We establish the provision for loan losses, which is charged to operations, at a level management believes will reflect probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers the types of loans and the amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. Based on our evaluation of these factors, we made provisions of $103,200 and $99,999 for the three months ended June 30, 2005 and June 30, 2004, respectively. For the nine-month period ended June 30, 2005, we made provisions of $305,336 compared to provisions of $295,998 for the same period a year ago. The provisions for fiscal 2005 are primarily a result of the loan growth for the three and nine month periods. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available, or as future events change. We used the same methodology and generally similar assumptions in assessing the loan allowance for both periods.

Next Page

The level of the allowance is based on estimates and the ultimate losses may vary from the estimates. Management assesses the allowance for loan losses on a monthly basis and makes provisions for loan losses as necessary in order to maintain the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions or changes in individual account conditions. In addition, various regulatory agencies, as an integral part in their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of June 30, 2005 is maintained at a level that represents management's best estimate of probable losses inherent in the loan portfolio. Non-performing assets were approximately $696,000 at June 30, 2005, or $0.36% to total assets, compared to $697,000, or 0.43% to total assets at September 30, 2004.

Non-Interest Income. Total non-interest income was $422,933 for the three months ended June 30, 2005, compared to $358,855 for the same period in 2004. Total non-interest income for the nine-month period ended June 30, 2005 was $1,531,433, compared to $1,036,474 for the nine- month period ended June 30, 2004. The increase came primarily from the merger of PULSE -EFT with Discover, and the subsequent income it generated for the Company, as a stockholder of PULSE-EFT, in the second and third quarters of fiscal 2005.

Non-Interest Expense. Non-interest expense increased from $1.6 million to $1.8 million for the three months ended June 30, 2005. Non-interest expense increased from $4.6 million for the nine-month period ended June 30, 2004 to $5.5 million for the same period in 2005. The increase was due to the additional operating costs associated with the Oakdale branch office, the costs associated with the growth of the Mankato office, normal salary increases and the cost associated with being a public company.

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

Next Page

ITEM 3. CONTROLS AND PROCEDURES

An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-15(e) under the Securities Exchange Act of 1934 (the "Act") as of December 31, 2004 was carried out under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer and several other members of our senior management. The Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2005, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports the Company files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially effect, our internal controls over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table summarizes our share repurchase activity during the three months ended June 30, 2005.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet be Purchased Under the Plan
April 1, 2005 through April 30, 2005	NA	NA	NA	NA
May 1, 2005 through May 31, 2005	NA	NA	NA	NA
June 1, 2005 through June 30, 2005	NA	NA	NA	NA

Total	NA	NA	NA	NA

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a Special Meeting of Shareholders, dated June 16, 2005, one item of business was voted upon: The issuance on July 1, 2005 of 705,569 shares of common stock, $0.01 par value, of Citizens Community Bancorp to Citizens Community MHC pursuant to the Agreement and Plan of Merger, dated as of January 6, 2005, by and among Citizens Community MHC, Citizens Community Bancorp, Citizens Community Federal and Community Plus Savings Bank, pursuant to which Community Plus Savings Bank will merge with and into Citizens Community Federal. Results of the voting were as follows:

Issuance of Additional Shares Pursuant to Merger (Without MHC Vote)

FOR	AGAINST	ABSTAIN	NON-VOTE
70.3%	3.3%	0.4%	0.00%

Issuance of Additional Shares Pursuant to Merger (Including MHC Vote)

FOR	AGAINST	ABSTAIN	NON-VOTE
90.6%	1.1%	0.1%	0.00%

Item 5. OTHER INFORMATION

Item 6. EXHIBITS

See Exhibit Index.

Next Page

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS COMMUNITY BANCORP
Date:	August 11, 2005	By:	/s/ James G. Cooley James G. Cooley President and Chief Executive Officer
Date:	August 11, 2005	By:	/s/ John Zettler John Zettler Chief Financial Officer

Next Page

EXHIBIT INDEX

Regulation S–B Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
3(i)	Certificate of Incorporation of the Registrant	*
3(ii)	Amended Bylaws of the Registrant	**
10	Material contracts:
	(a) Registrant's 2004 Stock Option Plan	***
	(b) Registrant's 2004 Recognition and Retention Plan	***
(c) Employment Agreements:
	(i) James G. Cooley	*
	(ii) Johnny W. Thompson	*
	(iii) John D. Zettler	*
	(iv) Timothy J. Cruciani	*
	(v) Rebecca Johnson	*
	(e) Tax Allocation Agreement	**
11	Statement Regarding Computation of Per Share Earnings	11
13	2004 Annual Report to Stockholders	Not Required
14	Code of Conduct and Ethics	**
21	Subsidiaries of the Registrant	**
23	Consent of Auditors	Not Required
31	Rule 13a–14(a)/15d–14(a) Certifications	31
32	Section 1350 Certifications	32
_______________________
*	Filed as exhibit to the Company's Form SB–2 registration statement filed on December 29, 2003 (File No.333–111588) pursuant to Section 5 of the Securities Act of 1933.
**	Filed as exhibit to the Company's Form 10-KSB filed with the SEC on December 29, 2004.
***	Filed as exhibit to the Company's Definitive Proxy Materials filed with the SEC on December 23, 2004.

Next Page