Form 10KSB
period 2005-09-30
CITIZENS COMMUNITY BANCORP
filed 2005-12-23
CIK 1273805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________

FORM 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   0-23406
CITIZENS COMMUNITY BANCORP

(Exact name of small business issuer as specified in its charter)

United States (State or other jurisdiction of incorporation or organization)	20-0663325 (I.R.S. Employer Identification No.)

2174 EastRidge Center, Eau Claire, Wisconsin (Address of principal executive offices)	54701 (Zip Code)

Registrant's telephone number, including area code:    (715) 836-9994

 Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g)of the Act:	Common Stock, par value $0.01 per share (Title of Class)

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES   X   NO ___

             Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB.    X

             The registrant's revenues for the fiscal year ended September 30, 2005 were $13.9 million.

             As of December 19, 2005, there were issued and outstanding 3,724,644 shares of the registrant's common stock. The aggregate market value of the voting stock held by non-affiliates of the registrant on this date, computed by reference to the average of the closing price of such stock, was $9,189,479, based on 706,883 shares. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

DOCUMENTS INCORPORATED BY REFERENCE

             Part II of Form 10-KSB- Annual Report to Stockholders for the fiscal year ended September 30, 2005.

             Part III of Form 10-KSB - Portions of the Proxy Statement for the 2005 Annual Meeting of Stockholders.

             Transitional Small Business Disclosure Format (check one) Yes     No   X

Next Page

PART I

Item 1. Description of Business

General

             Historically, Citizens Community Federal (the "Bank") was a federal credit union.   The Bank accepted deposits and made loans to members, who were the people who live, work or worship in the Wisconsin counties of Chippewa and Eau Claire, and parts of Pepin, Buffalo and Trempealeau.   In addition, this included businesses and other entities located in these counties, and members and employees of the Hocak Nation.   In December 2001, the Bank converted to a federal mutual savings bank in order to better serve our customers and the local community through the broader lending ability of a federal savings bank, and to expand our customer base beyond the limited field of membership permitted for credit unions.   As a federal savings bank, the Bank has expanded authority in structuring residential mortgage and consumer loans, and the ability to make commercial loans, although the Bank does not currently have any immediate plans to commence making commercial loans. In 2004, Citizens Community Federal reorganized into the mutual holding company form of organization.   The Bank is a federally chartered stock savings institution with twelve full service offices.

             On July 1, 2005, the Company acquired Community Plus Savings Bank, Rochester Hills, Michigan, through a merger with and into Citizens Community Federal. In accordance with the merger agreement, the Company issued 705,569 additional shares to Citizens Community MHC, based on the $9.25 million independently appraised value of Community Plus Savings Bank. At June 30, 2005, Community Plus Savings Bank had total assets of $46.0 million and deposits and other liabilities of $41.8 million, prior to purchase accounting adjustments.

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

             At September 30, 2005, the Company had total assets of $245.7 million, total deposits of $177.5 million and stockholders' equity of $29.6 million. The Company and the Bank are examined and regulated by the Office of Thrift Supervision, its primary federal regulator.   The Company and the Bank are also regulated by the FDIC.   The Bank is required to have certain reserves set by the Federal Reserve Board and is a member of the Federal Home Loan Bank of Chicago, which is one of the 12 regional banks in the Federal Home Loan Bank System.

Forward Looking Statements

             This document, including information incorporated by reference, contains forward-looking statements about the Company and its subsidiaries which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995.   These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management.  Words such as "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify these forward-looking statements.   Forward-looking statements by the Company and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and the intentions of management and are not guarantees of future performance.   The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. The important factors we discuss below, as well as other factors discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and identified in our filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document:

Next Page

  the strength of the United States economy in general and the strength of the local economies in which we conduct operations;

  the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;

  inflation, interest rate, market and monetary fluctuations;

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

  the impact of technological changes;

  acquisitions;

  changes in consumer spending and saving habits; and

  our success at managing the risks involved in the foregoing.

             The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise.

Market Area

             The Bank is a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve. The Bank is headquartered in Eau Claire, Wisconsin, and has twelve retail offices primarily serving Eau Claire, Buffalo, Jackson, Sauk, Barron and Chippewa counties in Wisconsin; Blue Earth and Washington Counties in Minnesota; and Oakland and McComb counties in Michigan. The geographic market area for loans and deposits is principally northwestern and central Wisconsin, south central Minnesota, and southeastern Michigan.

             In all but Washington, Oakland and McComb counties the economy is historically based in manufacturing, but has moved to a more service-oriented economy in the last four decades. Median household income and per capita income for this area are below the state and national averages, reflecting the lack of urban nature of the market and availability of high paying white collar and technical jobs. Washington, Oakland and McComb counties, all located in or near large metropolitan areas, have a more diverse economy. Major employers in our market area include Chippewa Valley Technical College, Consumer Co-op Association, University of Wisconsin-Eau Claire, Taylor Corporation, Trans Industries Inc. and Energy Conversion Devices Inc.

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

             The Bank attracts deposits through its branch office system. Competition for those deposits is principally from other savings institutions, commercial banks and credit unions located in the same community, as well as mutual funds and other alternative investments. The Bank competes for these deposits by offering superior service and a variety of deposit accounts at competitive rates. Based on branch deposit data provided by the FDIC at June 30, 2005, the Bank's share of deposits was approximately 8.78% in Eau Claire County and less than 1.38% in all other market area counties.

Next Page

Selected Consolidated Financial Information

             This information is incorporated by reference from pages 2 and 3 of the 2005 Annual Report to Stockholders attached hereto as Exhibit 13 ("Annual Report").

Yields Earned and Rates Paid

             This information contained under the section captioned "Average Balance, Net Interest Income, Yield Earned and Rates Paid" is incorporated herein by reference from page 11 of the Annual Report.

Rate/Volume Analysis

             This information is incorporated by reference from page 12 of the Annual Report.

Average Balance, Interest and Average Yields and Rates

             This information contained under the section captioned "Average Balance, Net Interest Income, Yield Earned and Rates Paid" is incorporated herein by reference from page 11 of the Annual Report.

Lending Activities

             General. The Bank's first mortgage loans carry a fixed rate of interest.   First mortgage loans generally are long-term and amortize on a monthly basis with principal and interest due each month.   A majority of the Bank's first mortgage loans also contain a payable on demand clause, which allows the Bank to call the loan due after a stated period, usually between two and five years from origination.  The Bank also has home equity loans in its portfolio, which have an interest rate that adjusts based on the prime rate.  At September 30, 2005, the net loan portfolio totaled $217.9 million, which constituted 88.7% of total assets.

             Mortgage loans up to $200,000 and consumer loans may be approved at various levels by loan officers and senior management.   The President may approve loans up to $2.8 million, along with recommendations from the Chief Financial Officer and the Executive Vice President.   Loans outside our general underwriting guidelines must be approved by the board of directors.

             At September 30, 2005, the maximum amount which the Bank could have loaned to any one borrower and the borrower's related entities was approximately $2.8 million.  The largest lending relationship to a single borrower or a group of related borrowers consisted of three loans to a single borrower with a total balance of $601,000. These loans were current as of September 30, 2005.

Next Page

             Loan Portfolio Composition.   The following table presents information concerning the composition of the Bank's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.

	At September 30,
	2005		2004		2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
			(Dollars in Thousands)
Real Estate Loans:
One - to four-family first mortgages	$136,647	62.5%	$89,841	58.8%	$71,108	57.5%	$54,505	52.2%	$43,026	45.8%
Second mortgages	7,630	3.5	5,398	3.5	4,661	3.8	5,687	5.4	1,638	1.7
Multi-family and commercial	274	0.1	321	0.2	239	0.3	147	0.1	---	---
Total real estate loans	144,551	66.1	95,560	62.5	76,008	61.6	60,339	57.7	44,664	47.5

Consumer Loans:
Automobile	25,980	11.9	25,808	16.9	26,905	21.7	29,882	28.6	26,403	28.1
Secured personal loans	43,460	19.8	27,607	18.0	17,028	13.8	10,615	10.2	18,738	20.0
Unsecured personal loans	4,743	2.2	3,955	2.6	3,633	2.9	3,604	3.5	4,119	4.4
Total consumer loans	74,183	33.9	57,370	37.5	47,566	38.4	44,101	42.3	49,260	52.5

Total loans	218,734	100.0%	152,930	100.0%	123,574	100.0%	104,440	100.0%	93,924	100.0%

Less:
Allowance for loan losses	803		554		467		349		306

Total loans receivable, net	$217,931		$152,376		$123,107		$104,091		$93,618

Next Page

             The following table shows the composition of the Bank's loan portfolio by fixed- and adjustable-rate at the dates indicated.

	At September 30,
	2005		2004		2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
			(Dollars in Thousands)
Fixed Rate Loans
Real estate
One - to four-family first mortgages(1)	$128,300	58.7%	$89,841	58.8%	$71,108	57.5%	$54,505	52.2%	$43,026	45.8%
Second mortgages	6,189	2.8	4,772	3.1	4,099	3.3	5,303	5.1	1,148	1.2
Multi-family and commercial	274	0.1	321	0.2	239	0.3	147	0.1	--	--
Total fixed-rate real estate loans	134,763	61.6	94,934	62.1	75,446	61.1	59,955	57.4	44,174	47.0

Consumer loans	74,183	33.9	57,370	37.5	47,566	38.5	44,101	42.2	49,260	52.5

Total fixed rate loans	208,946	95.5	152,304	99.6	123,012	99.6	104,056	99.6	93,434	99.5

Adjustable Rate Loans
Real estate
One - to four-family first mortgages	8,347	3.8	--	--	--	--	--	--	--	--
Second mortgages	1,441	0.7	626	0.4	562	0.4	384	0.4	490	0.5
Multi-family and commercial	--	--	--	--	--	--	--	--	--	--
Total adjustable rate real estate loans	9,788	4.5	626	0.4	562	0.4	384	0.4	490	0.5

Consumer	--	--	--	--	--	--	--	--	--	--

Total adjustable rate loans	9,788	4.5	626	0.4	562	0.4	384	0.4	490	0.5

Total loans	218,734	100.0%	152,930	100.0%	123,574	100.0%	104,440	100.0%	93,924	100.0%

Less:
Allowance for loan losses	803		554		467		349		306

Total loans receivable, net	$217,931		$152,376		$123,107		$104,091		$93,618

_______________________________
(1)    Includes $102.9 million in 2005, $81.6 million in 2004, $66.4 million in 2003, $51.2 million in 2002 and $41.3 million in 2001 of loans with a payable on demand clause.

Next Page

             The following schedule illustrates the contractual maturity of the Bank's loan portfolio at September 30, 2005.   Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due.   The schedule does not reflect the effects of possible prepayments or enforcement of due-on-demand clauses.

	Real Estate						Consumer
	One- to Four-Family First Mortgage(1)		Second Mortgage		Multi-Family and Commercial		Automobile		Secured Personal		Unsecured Personal		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Due During Years Ending September 30,
2006(2)	$ 758	4.61%	$ 189	8.25%	$ 75	6.13%	$ 1,028	9.04%	$ 962	5.97%	$4,496	11.10%	$ 7,508	8.69%
2007	445	3.95	107	8.06	139	7.25	3,608	8.29	1,647	7.90	149	14.40	6,095	7.98
2008	4,630	4.45	279	7.45	--	--	6,169	7.93	3,904	7.68	38	9.00	15,020	7.71
2009-2010	3,292	4.90	617	7.05	60	6.75	13,449	7.23	12,137	9.74	60	10.00	29,615	8.00
2011-2012	683	6.00	940	7.53	--	--	1,443	6.47	6,265	7.25	--	--	9,331	7.07
2013-2027	51,055	5.90	5,498	7.57	--	--	283	6.82	18,545	6.93	--	--	75,381	6.28
2028 and after	75,784	6.15	--	--	--	--	--	--	--	--	--	--	75,784	6.15
	$136,647	5.96	$7,630	7.54	$ 274	6.83	$25,980	7.57	$43,460	7.84	$4,743	11.13	$218,734	6.69
________________________
(1)   Includes $102.9 million of loans with a payable on demand clause.
(2)   Includes home equity lines of credit, credit card loans, loans having no stated maturity and overdraft loans.

             The total amount of loans due after September 30, 2005 which have predetermined interest rates is $208.9 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $9.8 million.

Next Page

             First Mortgage Lending.   The Bank focuses its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences in our market area.   At September 30, 2005, one- to four-family residential mortgage loans totaled $136.6 million, or 62.5% of the gross loan portfolio.

             For the year, mortgage originations increase primarily due to general increases in demand throughout all of our markets. In addition, Citizens Community Federal's new branch in Oakdale, Minnesota and the acquisition of Community Plus Savings Bank in Michigan accounted for mortgage increases over the previous year.

             The Bank generally underwrites its one- to four-family loans based on the applicant's employment and credit history, their debt to income ratio and the appraised value of the subject property.   Presently, the Bank generally lends up to 80% of the appraised value for one- to four-family residential loans and up to 70% for non-owner occupied residential loans.   For loans used to purchase the property with a loan-to-value ratio in excess of 80%, the Bank requires private mortgage insurance in order to reduce our exposure below 80%.   Properties securing one- to four-family loans are appraised by independent fee appraisers approved by the board of directors to the extent the loan exceeds $50,000.   In-house appraisals, prepared by persons other than the originating loan officer, may be used for loans of less than $50,000, or loans of less than $100,000 if the loan-to-value ratio is less than 50%.   The Bank requires its borrowers to obtain evidence of clear title and hazard insurance, and flood insurance, if necessary.

             The Bank currently originates most of its one- to four-family mortgage loans on a fixed-rate basis.   The Bank's pricing strategy for mortgage loans includes setting interest rates that are consistent with customer demands and the Bank's internal needs.   Our one- to four-family loans are not assumable.   Most mortgage loans include a payable on demand clause, which allows the loan to be called at any time after the demand date.   The demand date is set based on the loan to value ratio and other underwriting criteria, and is usually two to five years from the date of origination.   During the year ended September 30, 2005, the Bank originated $45.0 million of one- to four-family loans which included the payable on demand clause.   Fixed-rate loans secured by one- to four-family residences have contractual maturities of up to 30 years, and are generally fully amortizing, with payments due monthly.

             Second Mortgage Lending.   The Bank also offers second mortgage loans and home equity lines of credit.  Home equity lines of credit totaled $1.4 million and comprised 0.70% of the gross loan portfolio at September 30, 2005.   These loans may be originated in amounts, together with the amount of the existing first mortgage, of up to 80% of the value of the property securing the loan.   A loan may go over 80% of the value of the property securing the loan if the Bank holds the first mortgage.   Home equity lines of credit are originated with an adjustable rate of interest, based on the prime rate of interest plus a margin, fixed for the first year and adjustable monthly thereafter.   Home equity lines of credit have up to a 10 year draw period and require the payment of 1.5% of the outstanding loan balance per month during the draw period, which amount may be reborrowed at any time during the draw period.   Once the draw period has lapsed, the payment is fixed based on the loan balance at that time.   At September 30, 2005, unfunded commitments on these lines of credit totaled $825,153.

             The Bank also offers second mortgage loans with a fixed rate of interest.   These loans may be amortized up to 15 years with a balloon payment at three, five or 10 years.   At September 30, 2005, fixed-rate second mortgage loans totaled $6.2 million, or 2.83% of the gross loan portfolio.

             Multi-family and Commercial Real Estate Lending.  As part of the acquisition of the Chippewa Falls branch on November 1, 2002, the Bank obtained a nominal amount of multi-family and commercial real estate loans.  Currently, the Bank has no plans to originate any new commercial or multi-family loans, but may consider doing so in the future. At September 30, 2005, multi-family and commercial real estate loans totaled $274,000, or 0.13% of the loan portfolio.

             The Bank does not generally maintain an insurance escrow account for loans secured by multi-family and commercial real estate, although it may maintain a tax escrow account for these loans.  In order to monitor the adequacy of cash flows on income-producing properties, the borrower is requested or required to provide periodic financial information.

             Loans secured by multi-family and commercial real estate properties are generally larger and involve a greater degree of credit risk than one- to four-family residential mortgage loans.  These loans typically involve larger balances to single borrowers or groups of related borrowers.  Because payments on loans secured by multi-family and commercial

Next Page

real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy.  If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower's ability to repay the loan may be impaired.

             Consumer Lending  Consumer loans generally have shorter terms to maturity, which reduces the Bank's exposure to changes in interest rates, and carry higher rates of interest than do one- to four-family residential mortgage loans.   In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.   At September 30, 2005, consumer and other loans totaled $74.2 million, or 33.92% of the gross loan portfolio.   The Bank offers a variety of secured consumer loans, including new and used auto loans, boat and recreational vehicle loans, and loans secured by savings deposits, and also offers a limited amount of unsecured loans.   The Bank originates consumer and other loans primarily in its market areas.

             For 2005, consumer lending increased primarily due to Citizens Community Federal's new presence in the Minneapolis/St. Paul metropolitan market as well as the acquisition of Community Plus Savings Bank in Michigan.

             Auto loans totaled $26.0 million at September 30, 2005, or 11.87% of gross loans.   Auto loans may be written for up to five years for a new car and four years for a used car with fixed rates of interest.   Loan-to-value ratios are up to 100% of the sales price for new autos and 100% of the retail value on used autos, based on a valuation from official used car guides.   In addition, the Bank may, on occasion, originate auto secured loans in excess of 100% loan-to-value ratio based upon the credit quality of the borrower.

             Auto loans may also be originated through the Bank's indirect lending program.   Indirect auto loans are made using the same underwriting guidelines as auto loans originated directly by the Bank.

             The Bank also originates secured loans on an indirect basis through its indirect dealer program. These secured consumer loans consist of loans for a wide variety of products, including automobiles, recreational vehicles, pianos, all-terrain vehicles, televisions and sewing machines. An indirect dealer network is currently comprised of 200 active dealers with businesses located throughout the Bank's market area. In some instances, the participating dealer may receive a premium rate for the amount over the bank's initial interest rate. The loans are generally originated with terms from 36 to 60 months and carry fixed rates of interest. The Bank follows its internal underwriting guidelines in evaluating loans obtained through the indirect dealer program including credit scoring to approve loans. At September 30, 2005, the indirect lending portfolio totaled $37.2 million of which $7.0 million was for automobiles.

             The Bank also originates secured direct loans on a variety of collateral with terms varying from 36 to 60 months. At September 30, 2005, the Bank had secured direct loans totaling $13.3 million.

             The Bank also originates unsecured consumer loans consisting primarily of credit card loans totaling $1.5 million at September 30, 2005, overdraft protection loans totaling $574,000 at September 30, 2005 and loans made through the Freedom Loan program.   The Freedom Loan program offers unsecured loans to consumers with a fixed rate of interest for a maximum term of 48 months for amounts not to exceed $20,000 per individual. At September 30, 2005, loans originated through the Freedom Loan program totaled $2.2 million.

            Consumer and other loans may entail greater risk than do one- to four-family residential mortgage loans, particularly in the case of consumer loans which are secured by rapidly depreciable assets, such as automobiles and recreational vehicles.  In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance.  As a result, consumer loan collections are dependent on the borrower's continuing financial stability and, thus, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

Loan Originations and Repayments

            The Bank originates loans through marketing efforts and our existing and walk-in customers.   The ability to originate loans is dependent upon customer demand for loans in the Bank's market areas.   Demand is affected by competition and the interest rate environment.  Since becoming a savings bank, the Bank has significantly increased its

Next Page

origination of residential real estate loans.  During the past few years, the Bank, like many other financial institutions, has experienced significant prepayments on loans due to the low interest rate environment prevailing in the United States.  In periods of economic uncertainty, the ability of financial institutions, including the Bank, to originate or purchase large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in interest income.

            Since the Bank has not purchased or sold any loans, the Bank does not service any loans other than those the Bank originates.

            The following table shows the loan origination, purchase, sale and repayment activities of the Bank for the periods indicated.

	Year Ended September 30,
	2005	2004	2003
	(In Thousands)
Originations by type:
Real estate(1)	$ 53,731	$43,604	$48,369
Non-real estate - consumer	55,010	46,044	38,995
Total loans originated	108,741	89,648	87,364

Loans obtained through merger	26,670	---	---

Repayments:
Principal repayments	69,608	60,292	68,129
Loans transferred to other real estate	---	---	101
Net increase (decrease)	$ 65,803	$29,356	$19,134

_______________________________
(1)	Real estate loans include loans with a payable on demand feature of $45.0 million in 2005, $35.0 million in 2004 and $42.2 million in 2003. Real estate loans also include home equity lines of credit of $150,000 in 2005, $203,000 in 2004 and $163,000 in 2003.

Asset Quality

            Procedures.   When a borrower fails to make a payment on a mortgage loan on or before the due date, a late notice is mailed five days after the due date.   When the loan is 10 days past due, a loan officer will begin contacting the borrower by phone.   This process will continue until satisfactory payment arrangements have been made.   If the loan becomes two payments and ten days past due, a notice of right-to-cure default is sent.   If the loan becomes over 90 days delinquent, a drive-by inspection is done while further attempts to contact the borrower by phone are made.   After the loan is 120 days past due, and acceptable arrangements have not been made, the Bank will generally refer the loan to legal counsel, with instructions to prepare a notice of intent to foreclose.   This notice allows the borrower up to 30 days to bring the loan current.   During this 30 day period, the Bank will still attempt to contact the borrower to implement satisfactory payment arrangements.   If the loan becomes 150 days past due and satisfactory arrangements have not been made, foreclosure will be instituted.

            For consumer loans a similar process is followed, with the initial written contact being made once the loan is five days past due.   Follow-up contacts are generally on an accelerated basis compared to the mortgage loan procedure.

            The Bank divides its loans into two categories, mortgage loans and non-mortgage loans.   For all loans in both categories, the Bank employs a dual loss reserve strategy.   First, using a running five-year history, all loans are assigned an inherent loss reserve.  Next, each loan (mortgage and non-mortgage) that becomes over 61 days delinquent is reviewed by senior management.  In addition, the Bank assesses several factors including negative change in income, negative change in collateral, negative change in employment and other characteristics.

            The procedure for charging off consumer loans does not differentiate between the different types of consumer loans.  The Bank's loan underwriting is based on the borrowers' ability to pay, and not on the value of the collateral.   All closed-end consumer loans are either charged off or recognized as a specific loss after they become delinquent 120 days.  All open-end consumer loans are charged off or recognized as a specific loss after they become delinquent 180

Next Page

days.  Consumer loans with collateral are charged off or recognized as a specific loss down to collateral resale value less 10 percent if repossession of collateral is assured.

            In lieu of charging off the entire balance, loans with non-real estate collateral may be written down to the value of the collateral, if repossession is assured and in process.   For open-end and closed-end loans secured by real estate, a current assessment of value will be made no later than 180 days past due.   Any outstanding loan balance in excess of the value of the property, less selling costs, is charged off.

            Delinquent Loans.   The following table sets forth our loan delinquencies by type, number and amount at September 30, 2005.

	Loans Delinquent For:
	60-89 Days		90 Days and Over		Total Delinquent Loans
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in Thousands)

Real estate	--	$ --	3	$207	3	$207

Consumer(1)	94	281	110	462	204	743

Total	94	$281	113	$669	207	$950
__________________
(1)   Includes credit card accounts.

            Non-performing Assets.  The table below sets forth the amounts and categories of non-performing assets in our loan portfolio.   Loans are placed on non-accrual status when the loan becomes more than 90 days delinquent.   At all dates presented, we had no troubled debt restructurings which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates.   Foreclosed assets owned include assets acquired in settlement of loans.

	At September 30,
	2005	2004	2003	2002	2001
	(Dollars in Thousands)

Non-accruing loans:
One- to four-family	$ 207	$ 300	$ 162	$ 51	$ --
Consumer(1)	462	397	400	483	404
Total	669	697	562	534	404

Foreclosed assets:
One- to four-family	--	--	--	73	--
Consumer	32	--	--	--	--
Total	32	--	--	73	--

Total non-performing assets	$ 701	$ 697	$ 562	$ 607	$ 404

Total as a percentage of total assets	0.29%	0.43%	0.43%	0.53%	0.37%
___________
(1)   Includes credit card accounts.

            For the years ended September 30, 2005 and 2004, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $36,000 and $38,000, respectively.   No amount was included in interest income on these loans for these periods.

Next Page

Other Loans of Concern.   In addition to the non-performing assets set forth in the table above, as of September 30, 2005, there was also an aggregate of $430,000 of loans with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.  These loans are not considered "classified" due to their delinquency status; however, they are identified as "watch" loans.  They are not reserved for in the allowance for loan losses other than as part of the inherent portion.  These loans have been considered in management's determination of the adequacy of our allowance for loan losses.

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

            In connection with the filing of our periodic reports with the Office of Thrift Supervision and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations.   On the basis of management's review of our assets, at September 30, 2005, the Bank had classified $617,874 of the loans in its portfolio as substandard, all of which was included in non-performing assets, $0 as doubtful and $0 as loss.   The total amount classified represented 2.09% of the Company's equity capital and 0.27% of assets at September 30, 2005.

            Provision for Loan Losses.   The Bank recorded a provision for loan losses for the year ended September 30, 2005 of $414,000, compared to $396,000 for the year ended September 30, 2004.   The provision for loan losses is charged to income to bring the allowance for loan losses to reflect probable incurred losses based on the factors discussed below under "Allowance for Loan Losses."   The provision for loan losses for the year ended September 30, 2005 was based on management's review of such factors which indicated that the allowance for loan losses reflected probable incurred losses in the loan portfolio as of the year ended September 30, 2005.

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

            At September 30, 2005, the allowance for loan losses was $803,000 or 0.37% of the total loan portfolio. Assessing the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans, that may be susceptible to significant change.   In the opinion of management, the allowance, when taken as a whole, reflects estimated probable loan losses in our loan portfolios.

Next Page

            The following table sets forth an analysis of our allowance for loan losses.

	Year Ended September 30,
	2005	2004	2003	2002	2001
	(Dollars in Thousands)

Balance at beginning of period	$ 554	$ 467	$ 349	$ 306	$ 333

Charge-offs:
One- to four-family	(24)	---	(16)	(2)	(13)
Consumer	(212)	(342)	(297)	(340)	(266)
Total charge-offs	(236)	(342)	(313)	(342)	(279)

Recoveries:
Consumer	31	33	25	10	22
Total recoveries	31	33	25	10	22

Net charge-offs	(205)	(309)	(288)	(332)	(257)
Other - obtained through merger	40	--	--	--	--
Additions charged to operations	414	396	406	375	230
Balance at end of period	$ 803	$ 554	$ 467	$ 349	$ 306

Ratio of allowance for loan losses to net loans outstanding at end of period	0.37%	0.36%	0.38%	0.34%	0.33%

Ratio of net charge-offs during the period to average loans outstanding during the period	0.12%	0.22%	0.25%	0.33%	0.27%

Ratio of net charge-offs during the period to average non-performing assets	28.37%	49.05%	49.23%	65.61%	64.25%

Next Page

            The distribution of our allowance for losses on loans at the dates indicated is summarized as follows:

	At September 30,
	2005			2004			2003			2002			2001
	Amount of Loan Loss Allow- ance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allow- ance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allow- ance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allow- ance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allow- ance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)

Real estate	$ 59	$144,709	66%	$ 61	$ 95,560	62%	$ 9	$ 75,769	61%	$ 4	$ 60,192	58%	$ 4	$44,664	48%
Consumer	744	74,184	34	490	57,370	38	433	47,805	39	340	44,248	42	293	49,260	52
Unallocated	--	--	--	3	--	--	25	--	--	5	--	--	9	--	--
Total	$803	$218,893	100%	$554	$152,930	100%	$ 467	$123,574	100%	$349	$104,440	100%	$306	$93,924	100%

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

            Our investment securities have historically consisted solely of certificates of deposit with insured savings institutions.   At September 30, 2005, we had no investment securities except certificates of deposit with insured savings institutions, FHLB stock, and a $2.1 million investment portfolio consisting of corporate notes, mortgage-backed securities and mutual funds acquired in the July 1, 2005 merger with Community Plus Savings Bank.

            The following table sets forth the composition of the Bank's investment securities and interest-bearing deposits at the dates indicated.

	At September 30,
	2005		2004		2003
	Book Value	% of Total	Book Value	% of Total	Book Value	% of Total
	(Dollars in Thousands)

Investment securities:
FHLB stock	$2,095	37.24%	$828	100.00%	$671	100.00%
Interest-bearing deposits with banks	1,444	25.67	--	--	--	--
Mortgage-backed securities	946	16.81	--	--	--	--
Corporate notes	981	17.44	--	--	--	--
Mutual funds	160	2.84	--	--	--	--
	$5,626	100.00%	$828	100.00%	$671	100.00%

Sources of Funds

            General.   The Bank's sources of funds are deposits, borrowings, payment of principal and interest on loans, interest earned on or maturation of other investment securities and funds provided from operations.

            Deposits.  The Bank offers a variety of deposit accounts to both consumers and businesses having a wide range of interest rates and terms.   Deposits consist of savings accounts, money market deposit accounts and demand accounts and certificates of deposit.   The Bank solicits deposits primarily in its market areas and from financial institutions and has accepted a limited amount of brokered deposits.   At September 30, 2005, the Bank had $4.4 million of brokered deposits.   The Bank primarily relies on competitive pricing policies, marketing and customer service to attract and retain these deposits. The Bank from time to time participates in an auction for brokered deposits to assist in finding the lowest cost deposits possible. The Bank constantly searches for the most cost-effective source of funds, either through brokered deposits, or through marketing our own rates to protect our margin and maintain our sales culture.

Next Page

            The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition.   The variety of deposit accounts we offer has allowed us to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand.   We have become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious.   We try to manage the pricing of our deposits in keeping with our asset/liability management, liquidity and profitability objectives, subject to competitive factors.   Based on experience, management believes that the Bank's deposits are relatively stable sources of funds.   Despite this stability, the ability to attract and maintain these deposits and the rates paid on them has been and will continue to be significantly affected by market conditions.

            The following table sets forth deposit flows during the periods indicated.

	Year Ended September 30,
	2005	2004	2003
	(Dollars in Thousands)

Opening balance	$127,976	$114,963	$104,429
Deposits assumed in merger	41,571	--	--
Net deposits	4,659	10,208	7,358
Interest credited	3,263	2,805	3,176

Ending balance	$177,469	$127,976	$114,963

Net increase (decrease)	$ 49,493	$ 13,013	$ 10,534

Percent increase (decrease)	38.7%	11.3%	10.1%

              The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offered at the dates indicated.

	At September 30,
	2005		2004		2003
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Transaction Accounts and Savings Deposits:

Demand accounts	$ 19,315	10.88%	$ 11,447	8.94%	$ 10,559	9.19%
Savings accounts	27,193	17.09	15,420	12.05	15,096	13.13
Money market accounts	30,323	15.33	23,629	18.46	15,849	13.79

Total non-certificates	76,831	43.30	50,496	39.46	41,504	36.11

Certificates:

6-12 month CDs	15,519	8.74	17,274	13.50	19,204	16.70
17-18 month CDs	33,818	19.05	12,294	9.61	9,588	8.34
24-60 month CDs	30,368	17.11	31,021	24.24	31,980	27.82
Anniversary CDs	493	0.28	553	0.43	1,452	1.26
Institutional CDs	12,415	7.00	8,908	6.96	2,794	2.43
Borrowers CDs	1	0.01	28	0.02	8	0.01
IRA	8,024	4.51	7,402	5.78	8,433	7.33

Total certificates	100,638	56.70	77,480	60.54	73,459	63.89

Total Deposits	$177,469	100.00%	$127,976	100.00%	$114,963	100.00%

Next Page

              The following table shows rate and maturity information for the Bank's certificates of deposit at September 30, 2005.

	0.00- 1.99%	2.00- 3.99%	4.00- 5.99%	6.00- 7.99%	Total	Percent of Total
	(Dollars in Thousands)
Certificate accounts maturing during the years ended:

September 30, 2006	$6,967	$49,558	$ 3,546	$284	$ 60,355	59.97%
September 30, 2007	13	18,561	7,599	--	26,173	26.00
September 30, 2008	--	3,304	1,444	--	4,748	4.72
September 30, 2009	--	428	8,717	--	9,145	9.09
Thereafter	--	3	--	214	217	0.22

Total	$6,980	$71,854	$21,306	$498	$100,638	100.0%

Percent of total	6.94%	71.40%	21.17%	0.49%

               The following table indicates the amount of Citizens Community Federal's certificates of deposit by time remaining until maturity as of September 30, 2005.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 months	Total
	(In thousands)

Certificates of deposit less than $100,000	$ 9,557	$17,747	$17,946	$33,980	$ 79,230

Certificates of deposit of $100,000 or more	1,744	5,454	7,907	6,303	21,408

Total certificates of deposit	$11,301	$23,201	$25,853	$40,283	$100,638

              Borrowings.  Although deposits are our primary source of funds, the Bank may utilize borrowings when they are a less costly source of funds and can be invested at a positive interest rate spread, when it desires additional capacity to fund loan demand or when they meet asset/liability management goals.   Borrowings consist of advances from the Federal Home Loan Bank of Chicago.  See Note 10 of the Notes to Consolidated Financial Statements, contained in the Annual Report to Shareholders included as Exhibit 13.

            The Bank may obtain advances from the Federal Home Loan Bank of Chicago upon the security of certain of our mortgage loans.   These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features.   At September 30, 2005, the Bank had $36.2 million in Federal Home Loan Bank advances outstanding and the ability to borrow an additional $30.5 million.

Next Page

            The following table sets forth the maximum month-end balance and average balance of borrowings for the periods indicated.

	Year Ended September 30,
	2005	2004	2003
	(In thousands)
Maximum Balance:
FHLB advances	$36,200	$13,500	$3,700

Average Balance:
FHLB advances	$24,850	$ 8,600	$ 386

              The following table sets forth certain information as to Citizens Community Federal's borrowings at the dates indicated.

	At September 30,
	2005	2004	2003
	(Dollars in Thousands)

FHLB advances	$36,200	$13,500	$3,700

Total borrowings	$36,200	$13,500	$3,700

Weighted average interest rate of FHLB advances	4.09%	2.21%	1.39%

Subsidiary and Other Activities

            As a federally chartered savings bank, the Bank is permitted by Office of Thrift Supervision regulations to invest up to 2% of assets, or $4.9 million at September 30, 2005, in the stock of, or unsecured loans to, service corporation subsidiaries.   The Bank may invest an additional 1% of our assets in service corporations where such additional funds are used for inner-city or community development purposes.   The Bank does not currently have any subsidiary service corporations.

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

Next Page

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

            The Office of Thrift Supervision regularly examines Citizens Community Federal and prepares reports for the consideration of Citizens Community Federal's board of directors on any deficiencies that it may find in Citizens Community Federal's operations. The FDIC also has the authority to examine Citizens Community Federal in its role as the administrator of the Savings Association Insurance Fund.   The Bank's relationship with its depositors and borrowers also is regulated to a great extent by both Federal and state laws, especially in such matters as the ownership of savings accounts and the form and content of our mortgage requirements.   Any change in such regulations, whether by the FDIC, the Office of Thrift Supervision or Congress, could have a material adverse impact on Citizens Community Bancorp and Citizens Community Federal and their operations.

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

Citizens Community Federal

            The Office of Thrift Supervision has extensive authority over the operations of savings institutions.   As part of this authority, we are required to file periodic reports with the Office of Thrift Supervision and we are subject to periodic examinations by the Office of Thrift Supervision and the FDIC.   When these examinations are conducted by the Office of Thrift Supervision and the FDIC, the examiners may require Citizens Community Federal to provide for higher general or specific loan loss reserves.   All savings institutions are subject to a semi-annual assessment, based upon the savings institution's total assets, to fund the operations of the Office of Thrift Supervision.

            The Office of Thrift Supervision also has extensive enforcement authority over all savings institutions and their holding companies, including Citizens Community Federal and Citizens Community Bancorp.   This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions.   In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices.   Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the Office of Thrift Supervision.   Except under certain circumstances, public disclosure of final enforcement actions by the Office of Thrift Supervision is required.

            In addition, the investment, lending and branching authority of Citizens Community Federal is prescribed by federal laws and it is prohibited from engaging in any activities not permitted by such laws.   For instance, no savings institution may invest in non-investment grade corporate debt securities.   In addition, the permissible level of investment by federal institutions in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the Office of Thrift Supervision.   Federal savings institutions are also generally authorized to branch nationwide.   Citizens Community Federal is in compliance with the noted restrictions.   As part of converting to a thrift charter, and this reorganization, we have filed a business plan with the Office of Thrift Supervision.   We are required to provide quarterly variance reports and prior notice to the Office of Thrift Supervision for any business plan deviation.   We are also required to obtain an independent audit on an annual basis.

Next Page

            Citizens Community Federal's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus).   At September 30, 2005, Citizens Community Federal's lending limit under this restriction was $2.8 million.   Citizens Community Federal is in compliance with the loans-to-one-borrower limitation.

            Generally, OTS regulations limit consumer lending to 35% of total assets.   Citizens Community Federal has, however, requested and obtained a waiver of that limit, up to 37%, until December 2005.   Citizens Community Federal intends to comply with these lending limitations, and the waiver requirements, and does not expect this compliance to have a material adverse effect on its operations or earnings. Citizens Community Federal was under the OTS limits at 29.35% at September 30, 2005.

            The Office of Thrift Supervision, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits.   Any institution which fails to comply with these standards must submit a compliance plan.

Insurance of Accounts and Regulation by the FDIC

            Citizens Community Federal is a member of the Savings Association Insurance Fund, which is administered by the FDIC.   Deposits are insured up to the applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government.   As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions.   It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the Savings Association Insurance Fund or the Bank Insurance Fund.   The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the Office of Thrift Supervision an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

Regulatory Capital Requirements

            Federally insured savings institutions, such as Citizens Community Federal, are required to maintain a minimum level of regulatory capital.   The Office of Thrift Supervision has established capital standards, including a tangible capital requirement, a leverage ratio or core capital requirement and a risk-based capital requirement applicable to such savings institutions.   These capital requirements must be generally as stringent as the comparable capital requirements for national banks.   The Office of Thrift Supervision is also authorized to impose capital requirements in excess of these standards on a case-by-case basis.

            The capital regulations require tangible capital of at least 1.5% of adjusted total assets, as defined by regulation.   Tangible capital generally includes common stockholders' equity and retained earnings, and certain noncumulative perpetual preferred stock and related earnings.   In addition, generally all intangible assets, other than a limited amount of purchased mortgage servicing rights, and certain other items, must be deducted from tangible capital for calculating compliance with the requirement.   At September 30, 2005, Citizens Community Federal had $7.6 million of intangible assets which were subject to these tests.

            At September 30, 2005, Citizens Community Federal had tangible capital of $18.7 million, or 7.9% of adjusted total assets, which is approximately $15.1 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

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

Next Page

            At September 30, 2005, Citizens Community Federal had core capital equal to $18.7 million, or 7.9% of adjusted total assets, which is $9.2 million above the minimum requirement of 4.0% in effect on that date.

            The Office of Thrift Supervision also requires savings institutions to have total capital of at least 8.0% of risk-weighted assets.   Total capital consists of core capital, as defined above, and supplementary capital.   Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets.   Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital.   The Office of Thrift Supervision is also authorized to require a savings institution to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At September 30, 2005, Citizens Community Federal had $625,000 of general loan loss reserves, which was less than 1.25% of risk-weighted assets.

            In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset.   For example, the Office of Thrift Supervision has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by Fannie Mae or Freddie Mac.

            On September 30, 2005, Citizens Community Federal had total risk-based capital of $19.3 million and risk-weighted assets of $153.3 million; or total capital of 12.6% of risk-weighted assets.   This amount was $7.1 million above the 8.0% requirement in effect on that date.

            The Office of Thrift Supervision and the FDIC are authorized and, under certain circumstances, required to take certain actions against savings institutions that fail to meet their capital requirements.  The Office of Thrift Supervision is generally required to take action to restrict the activities of an "undercapitalized institution," which is an institution with less than either a 4% core capital ratio, a 4% Tier 1 risk-based capital ratio or an 8.0% risk-based capital ratio.  Any such institution must submit a capital restoration plan and until such plan is approved by the Office of Thrift Supervision may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions.  The Office of Thrift Supervision is authorized to impose the additional restrictions.

            Any savings institution that fails to comply with its capital plan or has Tier 1 risk-based or core capital ratios of less than 3.0% or a risk-based capital ratio of less than 6.0% and is considered "significantly undercapitalized" must be made subject to one or more additional specified actions and operating restrictions which may cover all aspects of its operations and may include a forced merger or acquisition of the institution.   An institution that becomes "critically undercapitalized" because it has a tangible capital ratio of 2.0% or less is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized institutions.   In addition, the Office of Thrift Supervision must appoint a receiver, or conservator with the concurrence of the FDIC, for a savings institution, with certain limited exceptions, within 90 days after it becomes critically undercapitalized.   The OTS may take other action as it determines, with the concurrence of the FDIC, would better achieve its objective, after documenting why.   If the OTS determines to take action other than appointing a conservator or receiver, a redetermination must be made not later than the end of the 90-day period beginning on the date the original determination is made.   If a redetermination is not made, then a conservator or receiver will, notwithstanding the above and with certain exceptions, be appointed.   In general, the OTS will appoint a receiver if the institution is critically undercapitalized on average during the calendar quarter beginning 270 days after the date on which the institution became critically undercapitalized.

            The Office of Thrift Supervision is also generally authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

            The imposition by the Office of Thrift Supervision or the FDIC of any of these measures on Citizens Community Federal may have a substantial adverse effect on its operations and profitability.   At September 30, 2005, Citizens Community Federal was considered a "well-capitalized" institution.

Next Page

            The table below sets forth the Bank's capital position relative to its FDIC capital requirements at September 30, 2005.   The definitions of the terms used in the table are those provided in the capital regulations issued by the FDIC.

	At September 30, 2005
	Amount	Percent of Adjusted Total Assets(1)
	(Dollars in Thousands)

Tier 1 (leverage) capital	$18,693	7.9%
Tier 1 (leverage) capital requirement	9,495	4.0
Excess	$ 9,198	3.9%

Tier 1 risk adjusted capital	$18,693	12.2%
Tier 1 risk adjusted capital requirement	6,129	4.0
Excess	$12,564	8.2%

Total risk-based capital	$19,318	12.6%
Total risk-based capital requirement	12,259	8.0
Excess	$ 7,059	4.6%

___________________________
(1)	For the Tier 1 (leverage) capital calculations, percent of total adjusted assets of $237.4 million. For the Tier 1 risk-based capital and total risk-based capital calculations, percent of total risk-weighted assets of $153.2 million.

Limitations on Dividends and Other Capital Distributions

            Office of Thrift Supervision regulations impose various restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.

            Generally, savings institutions, such as Citizens Community Federal, that before and after the proposed distribution remain well-capitalized, may make capital distributions during any calendar year equal to up to 100% of net income for the year-to-date plus retained net income for the two preceding years.  However, an institution deemed to be in need of more than normal supervision by the Office of Thrift Supervision may have its dividend authority restricted by the Office of Thrift Supervision.  Citizens Community Federal may pay dividends in accordance with this general authority.

            Savings institutions proposing to make any capital distribution need not submit written notice to the Office of Thrift Supervision prior to such distribution unless they are a subsidiary of a holding company or would not remain well-capitalized following the distribution. Savings institutions that do not, or would not meet their current minimum capital requirements following a proposed capital distribution or propose to exceed these net income limitations must obtain Office of Thrift Supervision approval prior to making such distribution.  The Office of Thrift Supervision may object to the distribution during that 30-day period based on safety and soundness concerns.

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

            During the year, Citizens Community Bancorp announced four quarterly dividends of five cents per share. The cash dividends were payable on November 18, 2004, February 17, 2005, May 18, 2005 and August 18, 2005 to shareholders of record as of the close of business on November 4, 2004, February 3, 2005, May 4, 2005 and August 4, 2005, respectively.

Next Page

            Following a determination by the OTS, Citizens Community MHC waived its right to receive cash dividends declared by its subsidiary, Citizens Community Bancorp.

            Citizens Community Bancorp is not subject to Office of Thrift Supervision regulatory restrictions on the payment of dividends.   However, dividends from Citizens Community Bancorp may depend, in part, upon receipt of dividends from Citizens Community Federal because Citizens Community Bancorp initially will have no source of income other than dividends from Citizens Community Federal and earnings from the investment of the net proceeds from the offering retained by Citizens Community Bancorp.   Office of Thrift Supervision regulations limit distributions from Citizens Community Federal to Citizens Community Bancorp.   In addition, Citizens Community Federal may not make a distribution that would constitute a return of capital during the three-year term of the business plan submitted in connection with the reorganization.   No insured depository institution may make a capital distribution if, after making the distribution, the institution would be undercapitalized.

Liquidity

            All savings institutions, including Citizens Community Federal, are required to maintain sufficient liquidity to ensure a safe and sound operation.

Qualified Thrift Lender Test

            All savings institutions, including Citizens Community Federal, are required to meet a qualified thrift lender test to avoid certain restrictions on their operations.   This test requires a savings institution to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis.   As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code.   Under either test, such assets primarily consist of residential housing related loans and investments.   At September 30, 2005, Citizens Community Federal met the test at 85.7%, and has always met the test since its effectiveness.

            Any savings institution that fails to meet the qualified thrift lender test must convert to a national bank charter, unless it requalifies as a qualified thrift lender and thereafter remains a qualified thrift lender.   If an institution does not requalify and converts to a national bank charter, it must remain Savings Association Insurance Fund-insured until the FDIC permits it to transfer to the Bank Insurance Fund.   If such an institution has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings institution and a national bank, and it is limited to national bank branching rights in its home state.   In addition, the institution is immediately ineligible to receive any new Federal Home Loan Bank borrowings and is subject to national bank limits for payment of dividends.   If such an institution has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank.   In addition, it must repay promptly any outstanding Federal Home Loan Bank borrowings, which may result in prepayment penalties.   If any institution that fails the qualified thrift lender test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies.

Community Reinvestment Act

            Under the Community Reinvestment Act, every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods.   The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act.   The Community Reinvestment Act requires the Office of Thrift Supervision, in connection with the examination of Citizens Community Federal, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Citizens Community Federal.   An unsatisfactory rating may be used as the basis for the denial of an application by the Office of Thrift Supervision.   Due to the heightened attention being given to the Community Reinvestment Act in the past few years, Citizens Community Federal may be required to devote additional

Next Page

funds for investment and lending in its local community.   Citizens Community Federal received a "satisfactory" rating during its most recent CRA examination.

Transactions with Affiliates

            Generally, transactions between a savings institution or its subsidiaries and its affiliates are required to be on terms as favorable to the institution as transactions with non-affiliates.   In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the institution's capital.   Affiliates of Citizens Community Federal include Citizens Community Bancorp and any company which is under common control with Citizens Community Federal.   In addition, a savings institution may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The Office of Thrift Supervision has the discretion to treat subsidiaries of savings institutions as affiliates on a case by case basis.

            On April 1, 2003, the Federal Reserve's Regulation W, which comprehensively amends sections 23A and 23B, became effective.   The Federal Reserve Act and Regulation W are applicable to savings associations such as Citizens Community Federal.   The Regulation unifies and updates staff interpretations issued over the years, incorporates several new interpretative proposals (such as to clarify when transactions with an unrelated third party will be attributed to an affiliate), and addresses new issues arising as a result of the expanded scope of nonbanking activities engaged in by banks and bank holding companies in recent years and authorized for financial holding companies under the Gramm-Leach-Bliley Act.   In addition, the Office of Thrift Supervision regulations prohibit a savings institution from lending to any of its affiliates that is engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

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

            At September 30, 2003, there was an outstanding option issued in 1995 to Mr. David Westrate, one of our directors, entitling him to purchase land owned by Citizens Community Federal. This option was exercised in December 2003, and the closing was completed on July 24, 2004. The terms of the option, at the time it was entered into, were believed by the Board to be at least as favorable to Citizens Community Federal as they would have been in a negotiated transaction with an unaffiliated party.

Federal Securities Law

            The stock of Citizens Community Bancorp is registered with the SEC under the Securities Exchange Act of 1934, as amended. Citizens Community Bancorp will be subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Securities Exchange Act of 1934.

            Citizens Community Bancorp stock held by persons who are affiliates of Citizens Community Bancorp may not be resold without registration unless sold in accordance with certain resale restrictions.  Affiliates are generally considered to be officers, directors and principal stockholders.   If Citizens Community Bancorp meets specified current public information requirements, each affiliate of Citizens Community Bancorp will be able to sell in the public market, without registration, a limited number of shares in any three-month period.

Federal Reserve System

            The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, primarily checking, NOW and Super NOW checking accounts.   At September 30, 2005, Citizens Community Federal was in compliance with these reserve requirements.   The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the Office of Thrift Supervision.

Next Page

            Savings institutions are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require institutions to exhaust other reasonable alternative sources of funds, including Federal Home Loan Bank borrowings, before borrowing from the Federal Reserve Bank.

Federal Home Loan Bank System

            Citizens Community Federal is a member of the Federal Home Loan Bank of Chicago, which is one of 12 regional Federal Home Loan Banks, that administers the home financing credit function of savings institutions.   Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region.   It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System.   It makes loans or advances to members in accordance with policies and procedures, established by the board of directors of the Federal Home Loan Bank, which are subject to the oversight of the Federal Housing Finance Board.   All advances from the Federal Home Loan Bank are required to be fully secured by sufficient collateral as determined by the Federal Home Loan Bank.   In addition, all long-term advances are required to provide funds for residential home financing.

            As a member, Citizens Community Federal is required to purchase and maintain stock in the Federal Home Loan Bank of Chicago.   At September 30, 2005, Citizens Community Federal had $2.1 million in Federal Home Loan Bank stock, which was in compliance with this requirement.

            Under federal law the Federal Home Loan Banks are required to provide funds for the resolution of troubled savings institutions and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects.   These contributions have affected adversely the level of Federal Home Loan Bank dividends paid and could continue to do so in the future.   These contributions could also have an adverse effect on the value of Federal Home Loan Bank stock in the future.   A reduction in value of Citizens Community Federal's Federal Home Loan Bank stock may result in a corresponding reduction in Citizens Community Federal's capital.

            For the year ended September 30, 2005, dividends paid by the Federal Home Loan Bank of Chicago to Citizens Community Federal totaled $53,600, as compared to $44,700 for the year ended September 30, 2004.

TAXATION

Federal Taxation

              General.   Citizens Community Bancorp and Citizens Community Federal are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Citizens Community Bancorp or Citizens Community Federal. Citizens Community Bancorp's consolidated federal income tax returns have never been audited.  Prior to December 10, 2001, Citizens Community Federal was a credit union, not generally subject to corporate income tax. Citizens Community Bancorp files consolidated federal income tax returns with Citizens Community Federal.

            Method of Accounting. For federal income tax purposes, Citizens Community Bancorp currently reports its income and expenses on the accrual method of accounting and uses a fiscal year ending on September 30, for filing its federal income tax return.

State Taxation

            Citizens Community Bancorp and Citizens Community Federal are subject to state corporate franchise (income) taxes which are assessed at the approximate rate of 8.0%. For this purpose, taxable income generally means federal taxable income subject to certain modifications.

Next Page

Employees

            At September 30, 2005, the Bank had a total of 66 full-time employees and 57 part-time employees.  Employees are not represented by any collective bargaining group.   Management considers its employee relations to be good.

Item 2. Description of Property

Properties

            At September 30, 2005, the Bank had twelve full service offices.   The Bank leases the space in which its administrative offices are located.   At September 30, 2005, the Bank owned all but five of its branch offices.   The net book value of investment in premises, equipment and leaseholds, excluding computer equipment, was approximately $2.6 million at September 30, 2005. All of our branch offices are designed for banking purposes and are suitable for current operations.

            The following table provides a list of the Bank's main and branch offices and indicates whether the properties are owned or leased:

Location	Owned or Leased	Lease Expiration Date	Net Book Value at September 30, 2005 (Dollars in Thousands)
ADMINISTRATIVE OFFICE 2174 EastRidge Center Eau Claire, WI 54701	Leased	April 30, 2009	N/A
BRANCH OFFICES:
Westside Branch 2125 Cameron Street Eau Claire, WI 54703	Owned	N/A	$309,773
East Branch 1028 N. Hillcrest Parkway Altoona, WI 54720	Owned	N/A	$357,049
Fairfax Branch 219 Fairfax Street Altoona, WI 54720	Owned	N/A	$817,806
Mondovi Branch 695 E. Main Street Mondovi, WI 54755	Leased	June 30, 2006(1)	N/A
Rice Lake Branch 2462 S. Main Street Rice Lake, WI 54868	Leased	April 30, 2007	N/A
Chippewa Falls Branch 427 W. Prairie View Road Chippewa Falls, WI 54729	Owned	N/A	$267,305
Baraboo Branch S2423 Highway 12 Baraboo, WI 53913	Owned(2)	N/A	$ 1,896
Black River Falls Branch W9036 Highway 54 E. Black River Falls, WI 54615	Owned21)	N/A	$ 31,581

Next Page

Mankato Branch 1410 Madison Avenue Mankato, MN 56001	Leased	October 30, 2010	N/A
Oakdale Branch 7035 10th Street North Oakdale, MN 55128	Leased	September 30, 2009	N/A
Lake Orion Branch(3) 688 S. Lapeer Road Lake Orion, MI 48362	Leased	February 28, 2012	N/A
Rochester Hills Branch 310 West Tienken Road Rochester Hills, MI 48306	Owned	N/A	$629,300
______________
(1)   Citizens Community Federal has a right to extend this lease beyond June 30, 2006.
(2)   The building is owned and the land is leased.
(3)    Citizens Community Federal has a right to cancel this lease after March 1, 2007, with 90 days' notice.

            Management believes that the current facilities are adequate to meet the present and immediately foreseeable needs of Citizens Community Federal and Citizens Community Bancorp.

            The Bank currently utilizes Fiserv-Galaxy Plus, an in-house data processing system.   The net book value of the data processing and computer equipment utilized by the Bank at September 30, 2005 was $172,231.

            On September 9, 2005, Citizens Community Federal entered into a data processing services agreement with Fiserv Solutions, Inc. ("Fiserv") for a period of five years, subject to automatic extensions of one year unless written notice of non-renewal is provided by either party at least 180 days prior to expiration. The Bank also entered into a series of purchase agreements and software user agreements, for a corresponding period, with Information Technology Inc. ("ITI") for the computer equipment and software to be operated by Fiserv on behalf of the Bank.

            The Bank's existing data processing services agreement, with an affiliate of Fiserv, expires in December 2005. That agreement has been in place since April 1990, and was based on a credit union system that was last upgraded in January 2001.

            Under the new agreements, Fiserv will provide data processing services and resources, and ITI will provide a license to use its database processing software products and licenses for other ITI software and third party interfaces to and from the ITI software to the Bank pursuant to the agreements. The services provided by Fiserv to the Bank generally include, but are not limited to, the general management of the Bank's data processing, installation and enhancement of ITI software, operation of ITI software and software developed by third parties, programming, furnishing, maintaining and operating computer equipment, providing information in various media forms, and the implementation through ITI of automated teller machine/electronic funds transfer processing, electronic bill payment, and e-delivery services.

Next Page

Item 3. Legal Proceedings

            In the opinion of management, the Bank is not a party to any other pending claims or lawsuits that are expected to have a material effect on the Bank's financial condition or operations.   Periodically, there have been various claims and lawsuits involving the Bank mainly as a defendant, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank's business.  Aside from such pending claims and lawsuits, which are incident to the conduct of the Bank's ordinary business, the Bank is not a party to any material pending legal proceedings that would have a material effect on the financial condition or operations of the Bank.

Item 4. Submission of Matters to a Vote of Security Holders

            No matters were submitted to a vote of security holders during the quarter ended September 30, 2005.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

            The information contained in the section captioned "Stockholder Information" in the Annual Report is incorporated herein by reference.

            On February 17, 2005, the Company's Board of Directors authorized management to repurchase up to 59,618 shares of the Company's outstanding common stock, under a program of open market purchases or privately negotiated transactions. The plan does not have an expiration date. Information on the shares purchased during the fourth quarter of 2005 is as follows.

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan(1)

July 1, 2005 - July 31, 2005	N/A	N/A	N/A	N/A
August 1, 2005 - August 31, 2005	N/A	N/A	N/A	N/A
September 1, 2005 - September 30, 2005	N/A	N/A	N/A	N/A
	N/A	N/A	N/A	N/A

__________________
(1)    Amount represents the number of shares available to be repurchased under the plan as of the last calendar day of the month shown.

Item 6. Management's Discussion and Analysis or Plan of Operation

            The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Next Page

Item 7. Financial Statements

            Report From Independent Registered Accounting Firm*

(a)	Consolidated Balance Sheets as of September 30, 2005 and 2004*
(b)	Consolidated Statements of Income for the Years Ended September 30, 2005 and 2004*
(c)	Consolidated Statements of Changes in Stockholders' Equity For the Years Ended September 30, 2005 and 2004*
(d)	Consolidated Statements of Cash Flows For the Years Ended September 30, 2005 and 2004*
(e)	Notes to Consolidated Financial Statements*
____________
*	Contained in the Annual Report filed as an exhibit hereto and incorporated herein by reference. All schedules have been omitted as the required information is either inapplicable or contained in the Consolidated Financial Statements or related Notes contained in the Annual Report.

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

            We performed an evaluation of the significant policies, controls and procedures of the Company and have concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports is accumulated and communicated to management in a timely manner and recorded, processed and summarized accurately.

            Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and annually report on their systems of internal control over financial reporting. In addition, our independent accountants must report on management's evaluation. We are in the process of evaluating, documenting and testing our system of internal control over financial reporting to provide the basis for our report that will, for the first time, be a required part of our annual report on Form 10-KSB for the fiscal year ending September 30, 2007. Due to the ongoing evaluation and testing of our internal controls, there can be no assurance that if any control deficiencies are identified they will be remediated before the end of the 2007 fiscal year, or that there may not be significant deficiencies or material weaknesses that would be required to be reported. In addition, we expect the evaluation process and any required remediation, if applicable, to increase our accounting, legal and other costs and divert management resources from core business operations.

Item 8B.    Other Information

            There was no information required to be disclosed by the Company in a Current Report on Form 8-K during the quarter ended September 30, 2005 that was not so disclosed.

Next Page

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with
                Section 16(a) of the Exchange Act

Directors

            Information concerning the Directors of the Company is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held in February 2006, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

            Information concerning the Executive Officers of the Company is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in February 2006, except for information contained under the heading "Report of the Audit Committee," a copy of which will be filed not later than 120 days after the close of the fiscal year.

Section 16(a) Compliance

            Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, file with the SEC initial reports of ownership and reports of changes in ownership of the Company's Common Stock.   Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.   To the Company's knowledge no late reports occurred during the fiscal year ended September 30, 2005.   All other Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics

            The Company's code of conduct, adopted on November 18, 2004, is applicable to its principal executive officer, principal financial officer and principal accounting officer (as well as all other employees), does meet the definition of "code of ethics" set forth in Item 406 of SEC Regulation S-K. A copy of this document is available free of charge by contacting John D. Zettler, our Investor Relations Officer, at (715) 836-9994. A copy of the Company's Code of Ethics was filed with the SEC as Exhibit 14 to this Annual Report on Form 10-KSB for the fiscal yearn ending September 30, 2004.

Item 10.    Executive Compensation

            Information concerning executive compensation is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in February 2006, except for information contained under the heading "Report of the Audit Committee," a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

            Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in February 2006, except for information contained under the heading "Report of the Audit Committee," a copy of which will be filed not later than 120 days after the close of the fiscal year.

Next Page

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans

Equity Compensation Plans Approved By Security Holders	105,827	$13.45	43,219
Equity Compensation Plans Not Approved By Security Holders	---	---	---

Item 12. Certain Relationships and Related Transactions

            Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in February 2006, except for information contained under the heading "Report of the Audit Committee," a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13. Exhibits

Regulation S-B Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
3(i)	Certificate of Incorporation of the Registrant	*
3(ii)	Amended Bylaws of the Registrant	**
10	Material contracts:
	(a) Registrant's 2004 Stock Option Plan	**
	(b) Registrant's 2004 Recognition and Retention Plan	**
(c) Employment Agreements:
	(i) James G. Cooley	*
	(ii) Johnny W. Thompson	*
	(iii) John D. Zettler	*
	(iv) Timothy J. Cruciani	*
	(v) Rebecca Johnson	*
	(vi) Brian P. Ashley	10(c)(vi)
	(e) Tax Allocation Agreement	**
11	Statement Regarding Computation of Per Share Earnings	Not Required
13	2004 Annual Report to Stockholders	13
14	Code of Conduct and Ethics	**
21	Subsidiaries of the Registrant	21
23	Consent of Auditors	23
31	Rule 13a-14(a)/15d-14(a) Certifications	31
32	Section 1350 Certifications	32
_______________________
*	Filed as exhibit to the Company's Form SB-2 registration statement filed on December 29, 2003 (File No.333-111588) pursuant to Section 5 of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.
**	Filed as exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004.

Item 14. Principal Accountant Fees and Services

            Information concerning fees and services by our principal accountants is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in February 2006, except for information contained under the heading "Report of the Audit Committee", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Next Page

SIGNATURES

            Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS COMMUNITY BANCORP

Date:	December 22, 2005	By:	/s/ James G. Cooley James G. Cooley President (Duly Authorized Representative)

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Richard McHugh Richard McHugh Chairman of the Board	December 22, 2005

By:	/s/ James G. Cooley James G. Cooley President, Chief Executive Officer and Director (Principal Executive Officer)	December 22, 2005

By:	/s/ Thomas C. Kempen Thomas C. Kempen Vice Chairman of the Board	December 22, 2005

By:	/s/ Brian R. Schilling Brian R. Schilling Director and Treasurer	December 22, 2005

By:	/s/ Adonis E. Talmage Adonis E. Talmage Director and Secretary	December 22, 2005

By:	/s/ David B. Westrate David B. Westrate Director	December 22, 2005

By:	/s/ John D. Zettler John D. Zettler Chief Financial Officer (Principal Financial Officer)	December 22, 2005

Next Page

Index to Exhibits

Regulation S-B Exhibit Number	Document

10	Employment Agreement with Brian P. Ashley

13	Portions of the 2005 Annual Report to Stockholders

21	Subsidiaries of the Registrant

23	Consent of Auditors

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

End.