Form 10QSB
period 2005-12-31
CITIZENS COMMUNITY BANCORP
filed 2006-02-10
CIK 1273805

OMB APPROVAL
OMB Number: 3235-0416
Expires: February 28, 2006
Estimated Average burden
Hours per response..........182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

/X/  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

At January 31, 2006, there were 3,724,644 shares of the issuers' common stock outstanding

Transitional Small Business Disclosure Format (Check one): Yes /  /   No /X/

SEC2334 (1-04)	Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.
Next Page

CITIZENS COMMUNITY BANCORP

Next Page

CITIZENS COMMUNITY BANCORP

Consolidated Balance Sheets
as of December 31, 2005 and September 30, 2005

Assets	December 31, 2005	September 30, 2005

Cash and cash equivalents	$8,980,678	$9,265,477
Other interest-bearing deposits	$1,151,066	$1,444,233
Securities available-for-sale (at fair value)	$1,847,256	$2,088,349
Federal Home Loan Bank stock	$2,111,380	$2,094,900
Loans Receivable	$226,163,415	$218,733,884
Allowance for Loan Losses	($828,770)	($803,218)
Loans receivable - Net	$225,334,645	$217,930,666
Office properties and equipment - Net	$2,865,441	$2,922,884
Accrued interest receivable - Loans	$685,420	$612,644
Intangible assets	$2,055,560	$2,130,949
Goodwill	$5,465,619	$5,465,619
Other assets	$1,929,466	$1,751,770
TOTAL ASSETS	$252,426,531	$245,707,491

Liabilities and Equity	December 31, 2005	September 30, 2005

Liabilities:
Deposits	$187,605,012	$177,469,100
Federal Home Loan Bank Advances	$32,700,000	$36,200,000
Other Liabilities	$2,419,344	$2,484,991
Total Liabilities	$222,724,356	$216,154,091

Stockholders' Equity:
Common Stock - 3,747,319 Shares issued	$37,473	$37,473
Additional Paid-in Capital	$18,774,567	$18,779,709
Retained Earnings	$12,656,035	$12,536,512
Unearned ESOP Shares	($983,640)	($1,013,460)
Unearned Compensation	($408,914)	($389,169)
Accumulated other comprehensive loss	($32,975)	($3,654)
Treasury Stock at cost, - 22,675 and 26,251 shares, respectively	($340,371)	($394,011)
Total Stockholders' Equity	$29,702,175	$29,553,400
TOTAL LIABILITIES AND EQUITY	$252,426,531	$245,707,491

Next Page

CITIZENS COMMUNITY BANCORP

Consolidated Statements of Income
For the Three Months Ended December 31, 2005 and 2004

	Three Months Ended
	December 31, 2005	December 31, 2004

Interest and Dividend Income:
Interest and fees on loans	$3,607,626	$2,634,875
Other interest and dividend income	$134,106	$22,288
Total interest and dividend income	$3,741,732	$2,657,163
Interest expense:
Interest on deposits	$1,126,830	$721,905
Notes Payable Interest	$379,264	$64,752
Total interest expense	$1,506,094	$786,657
Net Interest Income	$2,235,638	$1,870,506
Provision for loan losses	$70,051	$100,003
Net interest income after provision for loan losses	$2,165,587	$1,770,503

Noninterest Income:
Service charges on deposit accounts	$245,182	$194,063
Insurance commissions	$77,390	$98,755
Loan fees and service charges	$99,288	$67,793
Securities Gains	$27,110	$0
Other	$4,109	$4,327
Total Noninterest Income	$453,079	$364,938

Noninterest expense:
Salaries and related benefits	$1,365,909	$1,062,416
Occupancy - Net	$217,294	$160,968
Office	$212,824	$152,580
Data processing	$100,986	$77,062
Other	$435,002	$342,750
Total noninterest expense	$2,332,015	$1,795,776

Income before provision for income tax	$286,651	$339,665
Provision for income taxes	$119,508	$139,581

Net income	$167,143	$200,084

Per Share Information:
Basic Earnings	$0.05	$0.07
Diluted Earnings	$0.05	$0.07
Dividends Paid	$0.05	$0.05

Next Page

CITIZENS COMMUNITY BANCORP

Consolidated Statements of Cash Flows
For the Three Months ended December 31, 2005 and 2004

	December 31, 2005 (unaudited)	December 31, 2004 (unaudited)
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net Income	$167,143	$200,084
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation	$90,633	$61,432
Provision for loan losses	$70,051	$100,003
Amortization of core deposit intangible	$75,390	$6,382
Gain on sale of Securities	($27,110)	$0
Amortization of Restricted Stock	$22,452	$0
Federal Home Loan Bank stock dividends	($16,480)	($12,400)
ESOP contribution expense in excess of shares released	$6,301	$12,087
Increase (decrease) in accrued interest receivable and other assets	($250,473)	$36,602
Increase (decrease) in other liabilities	($65,647)	$276,478
Total adjustments	($94,883)	$480,584
Net cash provided by operating activities	$72,260	$680,668
Cash flows from investing activities:
Proceeds from maturities of Other Interest Bearing Deposits	$293,167	$0
Proceeds from sale of Investments Available for Sale	$238,882	$0
Purchase of Federal Home Loan Bank stock	$0	($84,900)
Net increase in loans	($7,474,030)	($6,672,666)
Capital expenditures	($33,190)	($130,040)
Net cash used in investing activities	($6,975,171)	($6,887,606)
Cash flows from financing activities:
Increase (decrease) in Borrowings	($3,500,000)	$5,000,000
Increase in deposits	$10,135,912	$1,097,140
Reduction in unallocated shares held by ESOP	$29,820	$29,820
Cash dividends paid	($47,620)	($48,933)
Net cash provided by financing activities	$6,618,112	$6,078,027
Net increase (decrease) in cash and cash equivalents	($284,799)	($128,911)
Cash and cash equivalents at beginning	$9,265,477	$4,768,007
Cash and cash equivalents at end	$8,980,678	$4,639,096

Next Page

CITIZENS COMMUNITY BANCORP

CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY
For the Three Months ended December 31, 2005 and 2004
(UNAUDITED)

Three Months Ended December 31, 2005	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Unearned Compensation	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance - Beginning of Period	3,747,319	$37,473	$18,779,709	$12,536,512	($1,013,460)	($389,169)	($3,654)	($394,011)	$29,553,400
Comprehensive Income:
Net Income				$167,143					$167,143
Net Unrealized Loss on Available for Sale Securities							($29,321)		($29,321)
Total Comprehensive Income									$137,822

Committed ESOP Shares					$29,820				$29,820
Appreciation in fair value of ESOP shares charged to expense			$6,301						$6,301
Common Stock awarded for Recognition and Retention Plan - 3576 Shares			($11,443)			($42,197)		$53,640	$0
Amortization of Restricted Stock						$22,452			$22,452
Cash Dividends ($0.05 per share)				($47,620)					($47,620)
Balance - End of Period	3,747,319	$37,473	$18,774,567	$12,656,035	($983,640)	($408,914)	($32,975)	($340,371)	$29,702,175

Three Months Ended December 31, 2004	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Unearned Compensation	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance - Beginning of Period	3,041,750	$30,418	$9,029,696	$11,678,549	($1,132,740)	$0	$0	$0	$19,605,923
Comprehensive Income:
Net Income				$200,084					$200,084
Net Unrealized Loss on Available for Sale Securities				$0					$0
Total Comprehensive Income				$200,084					$200,084

Committed ESOP Shares					$29,820				$29,820
Appreciation in fair value of ESOP shares charged to expense			$12,087						$12,087
Cash dividends ($0.05 per share)				($48,933)					($48,933)
Balance - End of Period	3,041,750	$30,418	$9,041,783	$11,829,700	($1,102,920)	$0	$0	$0	$19,798,981

Next Page

CITIZENS COMMUNITY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - Organization

The financial statements of Citizens Community Federal included herein have been included by Citizens Community Bancorp (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. The Company is a successor to Citizens Community Federal as a result of a regulatory restructuring into the mutual holding company form, which was effective on March 29, 2004. The restructuring included the capitalization of the Company, the sale of 978,650 shares of its common stock, including 119,236 shares to the Company's employee stock ownership plan (ESOP), the issuance of 2,063,100 shares to the Citizens Community Mutual Holding Company and the acquisition by the Company of all of the shares of Citizens Community Federal. The ESOP borrowed $1,192,360 from the Company to purchase 119,236 shares of the Company's stock.

Proceeds from the stock offering, net of the ESOP loan of $1,192,360, totaled $7,974,296. $4,533,328 was used to purchase 100% (3,041,750 shares) of Citizens Community Federal stock and $3,340,968 was retained by the Company for short-term investments and general corporate purposes. The restructuring included a series of transactions by which the corporate structure of Citizens Community Federal was converted from a mutual savings bank to the mutual holding company form of ownership. Upon completion, Citizens Community Federal became a federal stock savings bank subsidiary of Citizens Community Bancorp. Citizens Community Bancorp is a majority-owned subsidiary of Citizens Community MHC. Members of Citizens Community Federal became members of Citizens Community MHC and continue to have the same voting rights in Citizens Community MHC as they had in Citizens Community Federal after the restructuring. Citizens Community MHC owned 67.83% or 2,063,100 shares of the common stock of Citizens Community Bancorp and the remaining 32.17% of the stock was sold to the public.

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

The consolidated income of the Company is principally from the income of the Bank. The Bank originates residential and consumer loans and accepts deposits from customers primarily in Wisconsin, Minnesota and Michigan. The Bank acquired a branch in Mankato, Minnesota in November of 2003, opened a new branch office in Oakdale, Minnesota on October 1, 2004, and acquired Community Plus Savings Bank's Lake Orion and Rochester Hills, Michigan branches on July 1, 2005. The Bank is subject to competition from other financial institutions and non-financial institutions providing financial products. Additionally, the Bank is subject to the regulations of certain regulatory agencies and undergoes periodic examination by those regulatory agencies.

Next Page

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Citizens Community Federal. All significant inter-company accounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements of Citizens Community Bancorp have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation have been included. Operating results for the three months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.

NOTE 3 - STOCK AWARD PLANS

In February 2005, the Recognition and Retention Plan was approved by the Company's shareholders. The plan provides for the grant of up to 59,618 shares. As of December 31, 2005, 36,962 restricted shares had been granted under this plan. Restricted shares are issued at no cost to the employee and have a five-year vesting period. The fair value of the restricted shares on the date of issue was $13.45 per share for 33,386 shares and $11.80 for 3,576 shares. Compensation expense related to these awards was $22,452 for the three months ended December 31, 2005.

In February 2005, the 2004 Stock Option and Incentive Plan was approved by the Company's shareholders. The plan provides for the grant of nonqualified and incentive stock options, and stock appreciation rights. The total number of shares available for future grants at December 31, 2005 under the plan was 149,046. At December 31, 2005, 105,827 options had been granted under this plan at a weighted average exercise price of $13.45 per share. Options vest over a five-year period. Unexercised nonqualified stock options expire in 15 years and unexercised incentive stock options expire in 10 years. None of the options granted were vested, exercised, or forfeited during the period and all options granted remain outstanding at December 31, 2005.

NOTE 4 - STOCK-BASED COMPENSATION

The Company accounts for stock-based employee compensation using the intrinsic value method prescribed under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. Accordingly, the Company would record compensation expense if the quoted market price on the date of grant exceeds the exercise price. Compensation expense for stock options is calculated as the number of options granted multiplied by the amount the market price exceeds the exercise price. For options with a vesting period, the expense, if applicable, is recognized over the vesting period. Compensation expense is recognized immediately for options that are fully vested on the date of grant. The Company has not recognized any stock option related employee compensation expense during the three months ended December 31, 2005.

Next Page

If the Company had elected to recognize compensation expense for its employee stock-based compensation plans based on the fair values at the grant dates, consistent with the methodology prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation", net earnings and earnings per share would have been reported as follows:

	Three months ended
	December 31, 2005	December 31, 2004
Net Earnings:
As Reported	$167,143	$200,084
Additional compensation cost under the fair value method, net of related tax effects	16,716	0
Pro forma	$150,427	$200,084

Basic Earnings Per Share:
As Reported	$0.05	$0.07
Pro forma	$0.04	$0.07
Diluted Earnings Per Share:
As Reported	$0.05	$0.07
Pro forma	$0.04	$0.07

For purposes of the pro forma disclosures above, the weighted average fair value per stock option granted was $3.66. The fair value was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: (1) annual volatility factor of 16%, (2) risk-free interest rate of 4.16%, (3) expected dividend yield of 1.5% and (4) expected option term of ten years.

NOTE 5 - EARNINGS PER SHARE

Basic and diluted earnings per share represent income available to common shareholders divided by the weighted-average number of common shares outstanding during the period, excluding unallocated shares of the Employee Stock Ownership Plan (ESOP). The weighted average number of shares outstanding was 3,623,001 for basic and diluted earnings per share for the three months ended December 31, 2005. Basic and diluted earnings per share of $0.05 were reported for the three months ended December 31, 2005, compared to $0.07 per share reported for the three month period ended December 31, 2004.

NOTE 6 - NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123(R), "Share-Based Payments." This Statement is a revision to SFAS 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires the recognition of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees are not required to render any service. The Statement is effective for the Company beginning October 1, 2006. While the Company is still in the process of evaluating the effect of SFAS No. 123(R) on the financial statements, Note 4 does disclose the effect SFAS No. 123(R) would have had on earnings if it had been adopted in prior periods. Since the statement will be adopted using the modified-prospective method, the effect the adoption will have on the financial statements can be materially impacted by the number of options granted in future periods.

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

The following discussion focuses on the consolidated financial condition of the Company and the Bank as of December 31, 2005 and the consolidated results of operations for the three months ended December 31, 2005, compared to the same period in 2004. This discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto included with this report.

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

In order to differentiate ourselves from our competitors, we have stressed the use of personalized branch-oriented customer service. With operations structured around a branch system staffed with knowledgeable and well-equipped employees, our on-going commitment to training at all levels of our staff remains a key to the Company's success.

On July 1, 2005, Citizens Community Federal successfully completed a merger with Michigan-based, Community Plus - a federally chartered mutual savings bank headquartered in Rochester Hills with an additional branch location in Lake Orion, Michigan. As a result of the merger, 705,569 additional shares of common stock of Citizens Community Bancorp were issued to Citizens Community MHC.

Next Page

CRITICAL ACCOUNTING POLICIES

Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes the collectibility of the principal is unlikely. The Bank considers loans secured by real estate and all consumer loans to be large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. The allowance for credit losses attributed to these loans is established via a process that estimates the probable losses inherent in the portfolio, based upon various analyses. These include historical delinquency and credit loss experience and the current aging of the portfolio, together with analyses that reflect current trends and conditions. Management also considers overall portfolio indicators including historical credit losses, delinquent, non-performing and classified loans, and trends in volumes and term of loans, an evaluation of overall credit quality and the credit process, including lending policies and procedures, and economic, geographical, and other environmental factors. In management's judgment, the allowance for loan losses is maintained at a level that represents its best estimate of probable losses relating to specifically identified loans, as well as probable losses inherent in the balance of the loan portfolio.

Financial Condition

Total Assets. Total assets of the Company as of December 31, 2005 were $252.4 million, compared to $245.7 million as of September 30, 2005, an increase of $6.7 million, or 2.7%. Assets increased primarily as a result of an increase in loans receivable. Contributing to the increase in loans was the continued growth of the Mankato and Oakdale, Minnesota branches.

Cash and Cash Equivalents. Cash and cash equivalents decreased from $9.3 million on September 30, 2005 to $9.0 million on December 31, 2005. The detail of the change in cash and cash equivalents can be seen on the Consolidated Statements of Cash Flows.

Loans Receivable. Loans increased by $7.5 million, or 3.4%, from $218.7 million as of September 30, 2005 to $226.2 million as of December 31, 2005. At December 31, 2005, the loan portfolio was comprised of $149.8 million of loans secured by real estate, or 66.2% of total loans, $76.3 million of consumer loans, or 33.7% of total loans, and commercial loans of $74,000, less than 1% of total loans.

At September 30, 2005, the loan portfolio mix included real estate loans of $144.5 million or 66.1% of total loans, consumer loans of $74.2 million or 33.9% of total loans and commercial loans of $75,000, less than 1% of total loans. As noted above, a contributing factor to the loans receivable increase was the loan production at the Mankato and Oakdale, Minnesota branches. At December 31, 2005 loans receivable were $12.8 million at Mankato and $13.4 million at Oakdale, compared to $11.2 million at Mankato and $11.6 million at Oakdale at September 30, 2005.

Allowance for Loan Losses. The following table is an analysis of the activity in the allowance for loan losses for the three-month periods ending December 31, 2005 and December 31, 2004.

Next Page

	Three months ended
	Dec. 31, 2005	Dec. 31, 2004
Balance at Beginning	$803,218	$554,210
Provisions Charged to Operating Expense	70,051	100,003
Loans Charged Off	47,164	63,919
Recoveries on Loans	2,665	6,179
Balance at End	$828,770	$596,473

Deposits. Deposits as of December 31, 2005 were $187.6 million, compared to $177.5 million as of September 30, 2005, an increase of $10.1 million, or 5.7%. The majority of the deposit growth came from the two Minnesota branch offices, as management sought the most cost -effective markets to attract deposits.

Borrowed Funds. Federal Home Loan Bank advances decreased from $36.2 million at September 30, 2005 to $32.7 million on December 31, 2005, as deposit growth reduced the need to support loan demand with Federal Home Loan Bank advances.

Liquidity and Asset / Liability Management. The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, increased loan demand and extensions of credit and for payments of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets; those which can be converted into cash and access to additional sources of funds. Primarily, liquid assets of the Company are cash and due from interest bearing deposits, investments held that are available for sale and maturing loans. Advances from the Federal Home Loan Bank system represent the Company's primary source of immediate additional liquidity, and are maintained at a level necessary to fulfill needs. Assets and liabilities are maintained to provide the proper balance between liquidity, safety and profitability. This monitoring process is done on a continuing basis. The Company manages its interest rate sensitive assets and liabilities on a regular basis to lessen the impact of interest rate changes. As part of managing liquidity, the Company monitors its maturing deposits and loans, loan to deposit ratio, competitors' rates and the cost of borrowing funds versus the ability to attract deposits. The Company manages its rate sensitivity position to avoid wide swings in margins and to minimize risk. The Company's management believes its liquidity sources are adequate to meet its operating needs.

Off-Balance Sheet Liabilities. The Company has financial instruments with off-balance sheet risk. These instruments include unused commitments for credit cards, lines of credit, overdraft protection and home equity lines of credit, as well as commitments to extend credit. As of December 31, 2005, the Company has $7.9 million in unused commitments compared to $8.1 million in unused commitments as of September 30, 2005.

Next Page

Capital Resources. Capital ratios applicable to the Bank as of December 31, 2005 and September 30, 2005 were as follows:

	Capital Ratios
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005 (Unaudited)
Total capital (to risk weighted assets)	$19,617,000	12.4%	$12,662,000	>= 8.0%	$15,828,000	>= 10.0%
Tier 1 capital (to risk weighted assets)	$19,013,000	12.0%	$6,331,000	>= 4.0%	$9,497,000	>= 6.0%
Tier 1 capital (to adjusted total assets)	$19,013,000	7.8%	$9,791,000	>= 4.0%	$12,239,000	>= 5.0%
Tangible capital (to tangible assets)	$19,013,000	7.8%	$3,672,000	>= 1.5%	NA	NA
As of September 30, 2005
Total capital (to risk weighted assets)	$19,318,000	12.6%	$12,259,000	>= 8.0%	$15,323,000	>= 10.0%
Tier 1 capital (to risk weighted assets)	$18,693,000	12.2%	$6,129,000	>= 4.0%	$9,194,000	>= 6.0%
Tier 1 capital (to adjusted total assets)	$18,693,000	7.9%	$9,495,000	>= 4.0%	$11,869,000	>= 5.0%
Tangible capital (to tangible assets)	$18,693,000	7.9%	$3,561,000	>= 1.5%	NA	NA

Management intends to maintain capital levels in the well-capitalized category established by regulatory authorities. The Bank was categorized as "well-capitalized" under the regulatory framework for capital adequacy as of December 31, 2005 and September 30, 2005.

Results of Operation

Overview. For the quarter ended December 31, 2005, the Company continued to see strong loan demand and a sharp increase in deposit growth. Loan quality remains good with low delinquency levels and a resulting reduced loan loss provision. Interest rates on deposits continued to increase at a faster pace than the rates on loans. The Company incurred increased operating expenses, primarily associated with the two Michigan offices acquired July 1, 2005. The Company anticipates continued strong loan growth and fee increases that should help offset the decline in rate spread.

Net Income. For the three months ended December 31, 2005, the Company reported net income of $167,143, a decrease of 16.5%, compared to net income of $200,084 for the three months ended December 31, 2004. The decrease is caused by an increase in non-interest expense exceeding the increase in net interest income. Both net interest margin and interest spread decreased from 4.52% and 4.38% for the three months ended December 31, 2004, to 3.55% and 3.54% for the three months ended December 31, 2005.

Next Page

Total Interest Income. Total interest income increased by $1.0 million for the three month period ended December 31, 2005, to $3.7 million from $2.7 million for the same period in 2004. The increase was a result of an increase in the average balance of loans receivable from $156.2 million for the three-month period ended December 31, 2004 to $222.4 million for the three month period ended December 31, 2005. The increase was a result of loan originations exceeding loan repayments due to strong loan demand and the merger of Community Plus Savings Bank on July 1, 2005, which brought loans receivable of $26.7 million. The average yield in loans receivable decreased from 6.72% for the three month period ended December 31, 2004 to 6.47% for the three month period ended December 31, 2005, reflecting the refinancing of higher yielding existing loans, partially offset by a slight increase in market rates of interest.

Net Interest Income. Net interest income before provision for loan losses increased by $365,132 for the three month period ended December 31, 2005, to $2.2 million compared to $1.9 million for the same period in 2004. The increase in net interest income was due to an increase in the average balance of loans receivable, partially offset by a decrease in average loan yield and an increase in interest expense due to an increase in the average balance of deposits and outstanding Federal Home Loan Bank advances and an increase in the average rate paid on interest-bearing deposits. The average cost of interest-bearing liabilities increased from 2.16% for the quarter ended December 31, 2004, to 2.93% for the quarter ended December 31, 2005.

Provision for Loan Losses. We establish the provision for loan losses, which is charged to operations, at a level management believes will adjust the allowance for loan losses to reflect probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers the types of loans and the amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. Based on our evaluation of these factors, we made provisions of $70,051 and $100,003 for the three months ended December 31, 2005 and December 31, 2004, respectively. Non-performing assets were approximately $1,224,000 at December 31, 2005, as compared to $701,000 at September 30, 2005. Non-performing assets were 0.48% of total assets as compared to 0.29% of total assets as of September 30, 2005. The primary cause of the increase was a result of two borrowers filing bankruptcy. One borrower owes $293,000 on a loan secured by a 1-4 family home. Minimal loss is anticipated. The other borrower has made arrangements to reaffirm the debt of $84,000 secured by 1-4 family home and no loss is anticipated. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available, or as future events change. We used the same methodology and generally similar assumptions in assessing the loan allowance for both periods.

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

Next Page

Non-Interest Income. Total non-interest income was $453,079 for the three months ended December 31, 2005, compared to $364,938 for the same period in 2004. The increase came primarily from service fees on deposit accounts.

Non-Interest Expense. Non-interest expense increased from $1.8 million for the three months ended December 31, 2004, to $2.3 million for the three month period ended December 31, 2005. The increase was primarily due to the additional operating costs associated with the two Michigan branch offices, and the Oakdale, Minnesota branch office.

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

ITEM 3.     CONTROLS AND PROCEDURES

An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-15(e) under the Securities Exchange Act of 1934 (the "Act") as of December 31, 2005 was carried out under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer and several other members of our senior management. The Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2005, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports the Company files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially effect, our internal controls over financial reporting.

The Company does not expect that its disclosure controls and procedures will prevent all errors and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide

Next Page

absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Item 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes our share repurchase activity during the three months ended December 31, 2005.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet be Purchased Under the Plan
October 1, 2005 through October 31, 2005	NA	NA	NA	NA
November 1, 2005 through November 30, 2005	NA	NA	NA	NA
December 1, 2005 through December 31, 2005	NA	NA	NA	NA
Total	NA	NA	NA	NA

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

CITIZENS COMMUNITY BANCORP
Date:	February 10, 2006	By:	/s/ James G. Cooley James G. Cooley President and Chief Executive Officer
Date:	February 10, 2006	By:	/s/ John Zettler John Zettler Chief Financial Officer

Exhibits