Form 10QSB
period 2006-03-31
CITIZENS COMMUNITY BANCORP
filed 2006-05-11
CIK 1273805

OMB APPROVAL
OMB Number: 3235-0416
Expires: February 28, 2006
Estimated Average burden
Hours per response..........182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

/X/  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 and 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    /X/       No    /   /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    /   /       No    /X/

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    Yes    /   /       No    /   /

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each issuer's classes of common equity, as of the latest practicable date:

At April 30, 2006, there were 3,724,628 shares of the issuers' common stock outstanding

Transitional Small Business Disclosure Format (Check one): Yes /  /   No /X/

SEC2334 (1-04)	Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Next Page

CITIZENS COMMUNITY BANCORP

INDEX

Next Page

CITIZENS COMMUNITY BANCORP

Consolidated Balance Sheets
March 31, 2006 unaudited, and September 30, 2005 derived from audited financial statements

Assets	March 31, 2006	September 30, 2005

Cash and cash equivalents	$4,296,325	$9,265,477
Other interest-bearing deposits	$1,152,900	$1,444,233
Securities available-for-sale (at fair value)	$1,839,081	$2,088,349
Federal Home Loan Bank stock	$1,826,480	$2,094,900
Loans Receivable	$235,131,410	$218,733,884
Allowance for Loan Losses	($807,766)	($803,218)
Loans receivable - Net	$234,323,644	$217,930,666
Office properties and equipment - Net	$3,611,821	$2,922,884
Accrued interest receivable - Loans	$749,953	$612,644
Intangible assets	$1,980,170	$2,130,949
Goodwill	$5,465,619	$5,465,619
Other assets	$1,379,029	$1,751,770
TOTAL ASSETS	$256,625,022	$245,707,491

Liabilities and Equity	March 31, 2006	September 30, 2005
Liabilities:
Deposits	$188,298,100	$177,469,100
Federal Home Loan Bank Advances	$36,200,000	$36,200,000
Other Liabilities	$2,312,833	$2,484,991
Total Liabilites	$226,810,933	$216,154,091
Stockholders' Equity:
Common Stock - 3,747,319 Shares issued	$37,473	$37,473
Additional Paid-in Capital	$18,796,945	$18,779,709
Retained Earnings	$12,690,688	$12,536,512
Unearned ESOP Shares	($953,820)	($1,013,460)
Unearned Compensation	($340,749)	($389,169)
Accumulated other comprehensive loss	($22,226)	($3,654)
Treasury Stock at cost, - 26,267 and 26,251 shares, respectively	($394,222)	($394,011)
Total Stockholders' Equity	$29,814,089	$29,553,400
TOTAL LIABILITIES AND EQUITY	$256,625,022	$245,707,491

Next Page

CITIZENS COMMUNITY BANCORP

Consolidated Statements of Income - Unaudited
For the Three and Six Months Ended March 31, 2006 and 2005

	Three Months Ended		Six Months Ended
	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005
Interest and Dividend Income:
Interest and fees on loans	$3,697,102	$2,718,624	$7,304,728	$5,353,499
Other interest and dividend income	$84,966	$21,090	$219,072	$43,378
Total interest and dividend income	$3,782,068	$2,739,714	$7,523,800	$5,396,877
Interest expense:
Interest on deposits	$1,240,964	$797,412	$2,367,794	$1,455,950
Notes Payable Interest	$393,620	$64,752	$772,884	$192,871
Total interest expense	$1,634,584	$862,164	$3,140,678	$1,648,821
Net Interest Income	$2,147,484	$1,877,550	$4,383,122	$3,748,056
Provision for loan losses	$38,400	$102,133	$108,451	$202,136
Net interest income after provision for loan losses	$2,109,084	$1,775,417	$4,274,671	$3,545,920
Noninterest Income:
Service charges on deposit accounts	$230,083	$176,370	$475,265	$370,433
Insurance commissions	$88,087	$97,905	$165,477	$196,660
Loan fees and service charges	$95,246	$80,715	$194,534	$148,508
Securities Gains	$0	$0	$27,110	$0
Other	$3,696	$388,572	$7,805	$392,899
Total Noninterest Income	$417,112	$743,562	$870,191	$1,108,500
Noninterest expense:
Salaries and related benefits	$1,405,767	$1,121,223	$2,771,676	$2,183,639
Occupancy - Net	$250,996	$188,925	$468,290	$349,893
Office	$215,633	$147,289	$428,457	$299,869
Data processing	$106,147	$77,466	$207,133	$154,528
Other	$408,458	$341,465	$843,460	$684,215
Total noninterest expense	$2,387,001	$1,876,368	$4,719,016	$3,672,144
Income before provision for income tax	$139,195	$642,611	$425,846	$982,276
Provision for income taxes	$56,744	$258,705	$176,252	$398,286
Net income	$82,451	$383,906	$249,594	$583,990
Per Share Information:
Basic Earnings	$0.02	$0.13	$0.07	$0.20
Diluted Earnings	$0.02	$0.13	$0.07	$0.20
Dividends Paid	$0.05	$0.05	$0.10	$0.10

Next Page

CITIZENS COMMUNITY BANCORP

Consolidated Statements of
Changes in Stockholders' Equity - Unaudited
For the Six Months ended March 31, 2006 and 2005

	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Unearned Compensation	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Six Months Ended March 31, 2006
Balance - Beginning of Period	3,747,319	$37,473	$18,779,709	$12,536,512	($1,013,460)	($389,169)	($3,654)	($394,011)	$29,553,400
Comprehensive Income:
Net Income				$249,594					$249,594
Net Unrealized Loss on Available for Sale Securities							($18,572)		($18,572)
Total Comprehensive Income									$231,022
Committed ESOP Shares					$59,640				$59,640
Appreciation in fair value of ESOP shares charged to expense			$17,236						$17,236
16 Shares of Common Stock Purchased from Employee 401K Retirement Plan								($211)	($211)
Amortization of Restricted Stock						$48,420			$48,420
Cash Dividends ($0.10 per share)				($95,418)					($95,418)
Balance - End of Period	3,747,319	$37,473	$18,796,945	$12,690,688	($953,820)	($340,749)	($22,226)	($394,222)	$29,814,089

	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Unearned Compensation	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Six Months Ended March 31, 2005
Balance - Beginning of period	3,041,750	$30,418	$9,029,696	$11,678,549	($1,132,740)	$0	$0	$0	$19,605,923
Comprehensive Income:
Net Income				$583,990					$583,990
Other Comprehensive Income				$0					$0
Total Comprehensive Income				$583,990					$583,990

59,618 Shares of Common Stock purchased for Recognition and Retention Plan								($894,866)	($894,866)
Committed ESOP shares			$25,327		$59,640				$84,967
33,386 Shares of Common Stock Awarded for Recognition and Retention Plan			($52,082)			($449,042)		$501,124	$0
Amortization of Restricted Stock						$14,968			$14,968
Cash dividends ($0.10 per share)				($97,866)					($97,866)
Balance - End of Period	3,041,750	$30,418	$9,002,941	$12,164,673	($1,073,100)	($434,074)	$0	($393,742)	$19,297,116

Next Page

CITIZENS COMMUNITY BANCORP

Consolidated Statements of Cash Flows - Unaudited
For the Six Months ended March 31, 2006 and 2005

	March 31, 2006	March 31, 2005
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net Income	$249,594	$583,990
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation	$181,276	$123,051
Provision for loan losses	$108,451	$202,136
Amortization of core deposit intangible	$150,779	$12,765
Amortization of Restricted Stock	$48,421	$14,968
Federal Home Loan Bank stock dividends	($16,480)	($23,900)
ESOP contribution expense in excess of shares released	$17,236	$25,327
Increase (decrease) in accrued interest receivable and other assets	$235,432	($299,979)
Increase (decrease) in other liabilities	($172,158)	$291,105
Total adjustments	$552,957	$345,473

Net cash provided by operating activities	$802,551	$929,463
Cash flows from investing activities:
Proceeds from maturities of other interest bearing deposits	$291,333	$0
Proceeds from sale of securities available-for-sale	$230,696	$0
Sale (Purchase) of Federal Home Loan Bank stock	$284,900	($348,400)
Net increase in loans	($16,501,429)	($17,533,499)
Capital expenditures	($870,213)	($142,474)
Net cash used in investing activities	($16,564,713)	($18,024,373)

Cash flows from financing activities:
Increase in Borrowings	$0	$10,500,000
Increase in deposits	$10,829,000	$5,648,288
Purchase common stock	($211)	($894,866)
Reduction in unallocated shares held by ESOP	$59,640	$59,640
Cash dividends paid	($95,418)	($97,866)
Net cash provided by financing activities	$10,793,011	$15,215,196
Net increase (decrease) in cash and cash equivalents	($4,969,151)	($1,879,714)
Cash and cash equivalents at beginning	$9,265,477	$4,768,007
Cash and cash equivalents at end	$4,296,326	$2,888,293

Next Page

CITIZENS COMMUNITY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - Organization

The financial statements of Citizens Community Federal (the "Bank") included herein have been included by Citizens Community Bancorp (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. The Company is a successor to Citizens Community Federal as a result of a regulatory restructuring into the mutual holding company form, which was effective on March 29, 2004. The restructuring included the capitalization of the Company, the sale of 978,650 shares of its common stock, including 119,236 shares to the Company's employee stock ownership plan (ESOP), the issuance of 2,063,100 shares to the Citizens Community Mutual Holding Company and the acquisition by the Company of all of the shares of Citizens Community Federal. The ESOP borrowed $1,192,360 from the Company to purchase 119,236 shares of the Company's stock.

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

On July 1, 2005, the Company acquired Community Plus Savings Bank, Rochester Hills, Michigan, through a merger with and into Citizens Community Federal. In accordance with the merger agreement, the Company issued 705,569 additional shares to Citizens Community MHC, based on the $9.25 million independently appraised value of Community Plus Savings Bank. In addition to the shares issued to Citizens Community MHC, the members of Community Plus Savings Bank became members of Citizens Community MHC. At June 30, 2005, Community Plus Savings Bank had total assets of $46.0 million and deposits and other liabilities of $41.8 million, prior to purchase accounting adjustments.

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

NOTE 2 -- PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Citizens Community Federal. All significant inter-company accounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements of Citizens Community Bancorp have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation have been included. Operating results for the three and six months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.

NOTE 3 -- STOCK AWARD PLANS

In February 2005, the Recognition and Retention Plan was approved by the Company's shareholders. The plan provides for the grant of up to 59,618 shares. As of March 31, 2006, 36,962 restricted shares had been granted under this plan. Restricted shares are issued at no cost to the employee and have a five-year vesting period. The fair value of the restricted shares on the date of issue was $13.45 per share for 33,386 shares and $11.80 for 3,576 shares. Compensation expense related to these awards was $25,968 for the three months ended March 31, 2006, and $48,421 for the six months ended March 31, 2006.

In February 2005, the 2004 Stock Option and Incentive Plan was approved by the Company's shareholders. The plan provides for the grant of nonqualified and incentive stock options, and stock appreciation rights. The total number of shares available for future grants at December 31, 2005 under the plan was 149,046. At March 31, 2006, 105,827 options had been granted under this plan at a weighted average exercise price of $13.45 per share. Options vest over a five-year period. Unexercised nonqualified stock options expire in 15 years and unexercised incentive stock options expire in 10 years. None of the options granted were vested, exercised, or forfeited during the period and all options granted remain outstanding at March 31, 2006.

NOTE 4 - STOCK-BASED COMPENSATION

The Company accounts for stock-based employee compensation using the intrinsic value method prescribed under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. Accordingly, the Company would record compensation expense if the quoted market price on the date of grant exceeds the exercise price. Compensation expense for stock options is calculated as the number of options granted multiplied by the amount the market price exceeds the exercise price. For options with a vesting period, the expense, if applicable, is recognized over the vesting period. Compensation expense is recognized immediately for options that are fully vested on the date of grant. The Company has not recognized any stock option related employee compensation expense during the three months or six months ended March 31, 2006.

Next Page

If the Company had elected to recognize compensation expense for its employee stock-based compensation plans based on the fair values at the grant dates, consistent with the methodology prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation", net earnings and earnings per share would have been reported as follows:

	Three months ended		Six months ended
	03/31/06	03/31/05	03/31/06	03/31/05
Net income - as reported	$82,451	$383,906	$249,594	$583,990
Deduct: Total stock-based employee compensation Expense determined under a fair value based method For all awards granted, net of related tax effects	$16,716	$0	$33,432	$0
Proforma net income	$65,735	$383,906	$216,162	$583,990
Basic earnings per share - as reported	$ 0.02	$ 0.13	$ 0.07	$ 0.20
Proforma basic earnings per share	$ 0.02	$ 0.13	$ 0.06	$ 0.20
Diluted Earnings Per Share - as reported	$ 0.02	$ 0.13	$ 0.07	$ 0.20
Pro forma diluted earnings per share	$ 0.02	$ 0.13	$ 0.06	$ 0.20

For purposes of the pro forma disclosures above, the weighted average fair value per stock option granted was $3.66. The fair value was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: (1) annual volatility factor of 16%, (2) risk-free interest rate of 4.16%, (3) expected dividend yield of 1.5% and (4) expected option term of ten years.

NOTE 5 -- EARNINGS PER SHARE

Basic and diluted earnings per share represent income available to common shareholders divided by the weighted-average number of common shares outstanding during the period, excluding unallocated shares of the Employee Stock Ownership Plan (ESOP). The weighted average number of shares outstanding was 3,625,256 for the three months ended March 31, 2006, and 3,628,263 for the six months ended March 31, 2006. Basic and diluted earnings per share of $0.02 were reported for the three months ended March 31, 2006, compared to $0.13 per share reported for the three-month period ended March 31, 2005. Basic and diluted earnings per share of $0.07 were reported for the six-month period ended March 31, 2006, compared to $0.20 for the prior six-month period.

NOTE 6 -- NEW ACCOUNTING PRONOUNCEMENTS

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

The following discussion focuses on the consolidated financial condition of the Company and the Bank as of March 31, 2006 and the consolidated results of operations for the three and six months ended March 31, 2006, compared to the same period in 2005. This discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto included with this report.

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

On July 1, 2005, Citizens Community Federal successfully completed a merger with Michigan-based, Community Plus - a federally chartered mutual savings bank headquartered in Rochester Hills with an additional branch location in Lake Orion, Michigan. As a result of the merger 705,569 additional shares of common stock of Citizens Community Bancorp were issued to Citizens Community MHC.

On April 20, 2006, the Board of Directors of Citizens Community MHC adopted a Plan of Conversion and Reorganization whereby the Mutual Holding Company will offer for sale to depositors and others in a subscription and community offering the 74.3% stock interest it currently holds in Citizens Community Bancorp. The proposed Plan of Conversion and Reorganization is subject to approval by the Office of Thrift Supervision, the shareholders of Citizens Community Bancorp and the members of the Mutual Holding Company.

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

Financial Condition

Total Assets. Total assets of the Company as of March 31, 2006 were $256.6 million, compared to $245.7 million as of September 30, 2005, an increase of $10.9 million, or 4.4%. Assets increased primarily as a result of an increase in loans receivable. Contributing to the increase in loans was the continued growth of the Mankato and Oakdale, Minnesota branches.

Cash and Cash Equivalents. Cash and cash equivalents decreased from $9.3 million on September 30, 2005 to $4.3 million on March 31, 2006. The decrease was a result of using cash to fund loan growth in the period.

Loans Receivable. Loans increased by $16.4 million, or 7.5%, from $218.7 million as of September 30, 2005 to $235.1 million as of March 31, 2006. At March 31, 2006, the loan portfolio was comprised of $154.2 million of loans secured by real estate, or 65.6% of total loans, $80.8 million of consumer loans, or 34.4% of total loans, and commercial loans of $74,000, less than 1% of total loans.

At September 30, 2005, the loan portfolio mix included real estate loans of $144.5 million or 66.1% of total loans, consumer loans of $74.2 million or 33.9% of total loans and commercial loans of $75,000, less than 1% of total loans. As noted above, a contributing factor to the loans receivable increase was the loan production at the Mankato and Oakdale, Minnesota branches. At March 31, 2006 loans receivable were $15.2 million at Mankato and $15.8 million at Oakdale, compared to $11.2 million at Mankato and $11.6 million at Oakdale at September 30, 2005.

Allowance for Loan Losses. The following table is an analysis of the activity in the allowance for loan losses for the three-and six-month periods ended March 31, 2006 and March 31, 2005.

Next Page

	Three months ended		Six months ended
	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005
Balance at Beginning	$828,770	$596,473	$803,218	$554,210
Provisions Charged to Operating Expense	38,400	102,133	108,451	202,136
Loans Charged Off	62,390	64,486	109,554	128,405
Recoveries on Loans	2,986	7,223	5,651	13,402
Balance at End	$807,766	$641,343	$807,766	$641,343

Office Properties and Equipment. Total investment in office properties and equipment was $2.9 million on September 30, 2005, and $3.6 million on March 31, 2006, an increase of $700,000 or 24.1%. The increase came primarily from the purchase of computer equipment and software totaling $800,000. As previously disclosed in an 8-K filing, on September 9, 2005, the Company entered into a series of purchase agreements and software user agreements with Information Technology, Inc. for computer equipment and software. The purchase was completed in March of 2006.

Deposits. Deposits as of March 31, 2006 were $188.3 million, compared to $177.5 million as of September 30, 2005, an increase of $10.8 million, or 6.1%. The majority of the deposit growth came from the two Minnesota branch offices, as management sought the most cost-effective markets to attract deposits.

Borrowed Funds. Federal Home Loan Bank advances were unchanged at $36.2 million on September 30, 2005 and March 31, 2006.

Liquidity and Asset / Liability Management. The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, increased loan demand and extensions of credit and for payments of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets; those which can be converted into cash and access to additional sources of funds. Primarily, liquid assets of the Company are cash and cash equivalents, other interest bearing deposits, investments held that are available for sale and maturing loans. Advances from the Federal Home Loan Bank system represent the Company's primary source of immediate additional liquidity, and are maintained at a level necessary to fulfill needs. Assets and liabilities are maintained to provide the proper balance between liquidity, safety and profitability. This monitoring process is done on a continuing basis. The Company manages its interest rate sensitive assets and liabilities on a regular basis to lessen the impact of interest rate changes. As part of managing liquidity, the Company monitors its maturing deposits and loans, loan to deposit ratio, competitors' rates and the cost of borrowing funds versus the ability to attract deposits. The Company manages its rate sensitivity position to avoid wide swings in margins and to minimize risk. The Company's management believes its liquidity sources are adequate to meet its operating needs. The Company's earnings were negatively impacted by the flat yield curve during the three-and six-month periods ended March 31, 2006. The flat yield curve contributed to a reduction in interest spread as interest rates on deposits continued to rise at a faster rate than interest rates on loans.

Next Page

Off-Balance Sheet Liabilities. The Company has financial instruments with off-balance sheet risk. These instruments include unused commitments for credit cards, lines of credit, overdraft protection and home equity lines of credit, as well as commitments to extend credit. As of March 31, 2006, the Company has $8.2 million in unused commitments compared to $8.1 million in unused commitments as of September 30, 2005.

Capital Resources. Capital ratios applicable to the Bank as of March 31, 2006 and September 30, 2005 were as follows:

Capital Ratios
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2006 (Unaudited)
Total capital (to risk weighted assets)	$19,879,000	12.1%	$13,170,000	>= 8.0%	$16,463,000	>= 10.0%
Tier 1 capital (to risk weighted assets)	$19,251,000	11.7%	$6,585,000	>= 4.0%	$9,878,000	>= 6.0%
Tier 1 capital (to adjusted total assets)	$19,251,000	7.7%	$9,978,000	>= 4.0%	$12,473,000	>= 5.0%
Tangible capital (to tangible assets)	$19,251,000	7.7%	$3,742,000	>= 1.5%	NA	NA
As of September 30, 2005
Total capital (to risk weighted assets)	$19,318,000	12.6%	$12,259,000	>= 8.0%	$15,323,000	>= 10.0%
Tier 1 capital (to risk weighted assets)	$18,693,000	12.2%	$6,129,000	>= 4.0%	$9,194,000	>= 6.0%
Tier 1 capital (to adjusted total assets)	$18,693,000	7.9%	$9,495,000	>= 4.0%	$11,869,000	>= 5.0%
Tangible capital (to tangible assets)	$18,693,000	7.9%	$3,561,000	>= 1.5%	NA	NA

Management intends to maintain capital levels in the well-capitalized category established by regulatory authorities. The Bank was categorized as "well-capitalized" under the regulatory framework for capital adequacy as of March 31, 2006 and September 30, 2005.

Results of Operation

Overview. For the quarter ended March 31, 2006, the Company continued to see strong loan demand with a leveling off of the rapid deposit growth from the previous quarter as management reduced its cash position to fund the loan demand. Loan quality remains good with low delinquency levels and a continued reduction in provision for loan loss. Interest rates on deposits continued to increase at a slightly faster pace than the rates on loans, but this increase was less evident than in the first quarter of fiscal 2006. The Company incurred increased operating expenses, primarily associated with the two Michigan offices acquired July 1, 2005, and with non-recurring costs associated with overtime, training and other non-interest expenses related to the computer conversion completed during the quarter. The Company anticipates continued strong loan growth and fee income that should help offset the decline in rate spread going forward.

Next Page

Net Income. For the three months ended March 31, 2006, the Company reported net income of $82,451, a decrease of 78.5%, compared to net income of $383,906 for the three months ended March 31, 2005. Net income was $249,594 for the six months ended March 31, 2006, as compared to net income of $583,990 for the same period in 2005. The decrease for both periods was primarily a result of income generated from the January 12, 2005 merger of PULSE-EFT and Discover Financial Services. The Company was a stockholder and member of PULSE-EFT. As a result of the merger, the Company received $384,467 in pre-tax income in the second quarter of fiscal 2005 from this one-time event. Both net interest margin and interest spread decreased from 4.33% and 4.29%, respectively, for the three months ended March 31, 2005 to 3.51% and 3.32% respectively, for the current three-month period; and net interest margin and interest spread decreased from 4.42% and 4.40%, respectively, for the prior six-month period to 3.53% and 3.47%, respectively, for the current six-month period. The decrease in both net interest margin and interest spread were a result of the increase in short-term interest rates and the flat yield curve that existed during the periods.

Total Interest Income. Total interest income increased by $1.1 million for the three-month period ended March 31, 2006, to $3.8 million from $2.7 million for the same period in 2005. Total interest income increased by $2.1 million for the six-month period ended March 31, 2006, to $7.5 million from $5.4 million for the six-month period ended March 31, 2006. The increase for both periods was a result of an increase in the average balance of loans receivable attributed to strong loan demand. The yield on loans receivable decreased in both periods, from 6.61% for the three-month period ended March 31, 2005, to 6.51% for the three-month period ended March 31, 2006, and from 6.59% for the six-month period ended March 31, 2005, to 6.47% for the six-month period ended March 31, 2006, reflecting the payments and payoffs on higher yielding loans being replaced by new loans with lower interest rates.

Net Interest Income. Net interest income before provision for loan losses increased by $269,934 for the three-month period ended March 31, 2006, to $2.1 million compared to $1.9 million for the same period in 2005. Net interest income increased by $635,066 for the six-month period ended March 31, 2006, from $3.7 million to $4.4 million. The increase in net interest income for both periods was due to an increase in the average balance of loans receivable, partially offset by a decrease in average loan yield and an increase in interest expense due to an increase in the average balance of deposits and an increase in the average rate paid on interest-bearing liabilities. The average cost of interest-bearing liabilities increased from 2.39% for the quarter ended March 31, 2005, to 3.21% for the quarter ended March 31, 2006. The average cost of interest-bearing liabilities increased from 2.35% for the six-month period ended March 31, 2005, to 3.08% for the current six-month period.

Provision for Loan Losses. We establish the provision for loan losses, which is charged to operations, at a level management believes will adjust the allowance for loan losses to reflect probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers the types of loans and the amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. Based on our evaluation of these factors, we made provisions of $38,400 and $102,133 for the three months ended March 31, 2006 and March 31, 2005, respectively. For the six-month period ended March 31, 2006, we made provisions of $108,451 compared to provisions of $202,136 for the prior six-month period. Non-performing assets were approximately $1,112,000 at March 31, 2006, as compared to $701,000 at September 30, 2005. Non-performing assets were 0.43% of total assets as compared to 0.29% of total assets as of September 30, 2005. The primary cause of the increase was a result of one borrower filing bankruptcy. The borrower owes $293,000 on a loan secured by a 1-4 family home. Minimal loss is anticipated. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available, or as future events change. We used the same methodology and generally similar assumptions in assessing the loan allowance for both periods.

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

Non-Interest Income. Non-interest income decreased to $417,112 for the period ended March 31, 2006, compared to $743,562 for the same period in 2005. For the six-month period ended March 31, 2006, non-interest income decreased to $870,191 from $1,108,500 for the six-month period ended March 31, 2005. The decrease for both periods came primarily as a result of non-recurring income generated from the previously discussed January 12, 2005 merger of PULSE-EFT and Discover Financial Services.

Non-Interest Expense. Non-interest expense increased from $1.9 million to $2.4 million for the three months ended March 31, 2006. Non-interest expense increased from $3.7 million for the six-month period ended March 31, 2005 to $4.7 million for the same period in 2006. The increase was due primarily to the additional operating costs associated with the two Michigan offices acquired July 1, 2005, located in Rochester Hills and Lake Orion. In addition, there were non-recurring costs in the current periods associated with the February 2006 computer conversion due to considerable time and effort involved with the project. The cost of overtime, training, travel expenses, customer mailings and form replacement totaled approximately $50,000 during the quarter ended March 31, 2006.

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

Next Page

ITEM 3.    CONTROLS AND PROCEDURES

An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-15(e) under the Securities Exchange Act of 1934 (the "Act") as of March 31, 2006 was carried out under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer and several other members of our senior management. The Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2006, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports the Company files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially effect, our internal controls over financial reporting.

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

PART II -- OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

In the normal course of business, the Company occasionally becomes involved in various legal proceedings. In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table summarizes our share repurchase activity during the three months ended March 31, 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet be Purchased Under the Plan
January 1, 2006 through January 31, 2006	NA	NA	NA	NA
February 1, 2006 through February 28, 2006	NA	NA	NA	NA
March 1, 2006 through March 31, 2006	16	$13.20	NA	NA
Total	16	$13.20	NA	NA

Item 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders, dated February 22, 2006, two items of business were voted upon: The nominees to serve on the Board of Directors for terms to expire in the year 2009 and the ratification of the appointment of Wipfli, LLP as independent auditors for the Company for the fiscal year ending September 30, 2006. Results of the voting were as follows:

	Election of Directors
	FOR	WITHHOLD
Brian R. Schilling	99.8%	0.2%
David B. Westrate	99.8%	0.2%
	Ratification of Auditors
	FOR	AGAINST	ABSTAIN
	99.8%	0.2%	0.0%

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

CITIZENS COMMUNITY BANCORP
Date:	May 11, 2006	By:	/s/ James G. Cooley James G. Cooley President and Chief Executive Officer
Date:	May 11, 2006	By:	/s/ John D. Zettler John Zettler Chief Financial Officer

Exhibits