Form 10KSB/A
period 2005-09-30
CITIZENS COMMUNITY BANCORP
filed 2006-08-10
CIK 1273805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________

FORM 10-KSB/A
(Amendment No. 1)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   000-50585
CITIZENS COMMUNITY BANCORP

(Exact name of small business issuer as specified in its charter)

United States (State or other jurisdiction of incorporation or organization)	20-0663325 (I.R.S. Employer Identification No.)

2174 EastRidge Center, Eau Claire, Wisconsin (Address of principal executive offices)	54701 (Zip Code)

Registrant's telephone number, including area code:    (715) 836-9994

 Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g)of the Act:	Common Stock, par value $0.01 per share (Title of Class)

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

DOCUMENTS INCORPORATED BY REFERENCE

             Part II of Form 10-KSB- Annual Report to Stockholders for the fiscal year ended September 30, 2005.

             Part III of Form 10-KSB - Portions of the Proxy Statement for the 2005 Annual Meeting of Stockholders.

             Transitional Small Business Disclosure Format (check one) Yes     No   X

Next Page

EXPLANATORY NOTE

            The purpose of this Amendment No. 1 on Form 10-KSB/A to the Citizens Community Bancorp Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005 (the "Original Filing") is to provide the earnings per share information for fiscal 2004 at pages 2, 22, 30 and 31 of the Annual Report to Stockholders, attached to this filing as Exhibit 13.

Next Page

SIGNATURES

            Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS COMMUNITY BANCORP

Date:	August 10, 2006	By:	/s/ James G. Cooley James G. Cooley President (Duly Authorized Representative)

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Richard McHugh Richard McHugh Chairman of the Board	August 10, 2006

By:	/s/ James G. Cooley James G. Cooley President, Chief Executive Officer and Director (Principal Executive Officer)	August 10, 2006

By:	/s/ Thomas C. Kempen Thomas C. Kempen Vice Chairman of the Board	August 10, 2006

By:	/s/ Brian R. Schilling Brian R. Schilling Director and Treasurer	August 10, 2006

By:	/s/ Adonis E. Talmage Adonis E. Talmage Director and Secretary	August 10, 2006

By:	/s/ David B. Westrate David B. Westrate Director	August 10, 2006

By:	/s/ John D. Zettler John D. Zettler Chief Financial Officer (Principal Financial Officer)	August 10, 2006

Next Page

Index to Exhibits

Regulation S-B Exhibit Number	Document

10	Employment Agreement with Brian P. Ashley*

13	Portions of the 2005 Annual Report to Stockholders

21	Subsidiaries of the Registrant*

23	Consent of Auditors

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications
* Filed as an exhibit to the Original Filing.

End.