Form 10QSB
period 2006-06-30
CITIZENS COMMUNITY BANCORP
filed 2006-08-11
CIK 1273805

OMB APPROVAL
OMB Number: 3235-0416
Expires: March 31, 2007
Estimated Average burden
Hours per response..........182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

/X/  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

/  /  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to __________
Commission file number                  000-50585

CITIZENS COMMUNITY BANCORP

(Exact name of small business issuer as specified in its charter)

United States (State or other jurisdiction of incorporation or organization)	20-0663325 (IRS Employer Identification Number)

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

At July 31, 2006, there were 3,724,628 shares of the issuers' common stock outstanding

Transitional Small Business Disclosure Format (Check one): Yes /  /   No /X/

SEC2334 (1-04)	Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Next Page

CITIZENS COMMUNITY BANCORP

INDEX

Next Page

CITIZENS COMMUNITY BANCORP

Consolidated Balance Sheets
June 30, 2006 unaudited, and September 30, 2005 derived from audited financial statements

Assets	June 30, 2006	September 30, 2005

Cash and cash equivalents	$ 1,963,890	$ 9,265,477
Other interest-bearing deposits	1,055,733	1,444,233
Securities available-for-sale (at fair value)	803,535	2,088,349
Federal Home Loan Bank stock	2,310,000	2,094,900
Loans Receivable	247,940,308	218,733,884
Allowance for Loan Losses	(807,809)	(803,218)
Loans receivable - Net	247,132,499	217,930,666
Office properties and equipment - Net	3,579,225	2,922,884
Accrued interest receivable - Loans	781,233	612,644
Intangible assets	1,904,780	2,130,949
Goodwill	5,465,619	5,465,619
Other assets	1,923,009	1,751,770
TOTAL ASSETS	$266,919,523	$245,707,491

Liabilities and Equity	June 30, 2006	September 30, 2005
Liabilities:
Deposits	$188,728,215	$177,469,100
Federal Home Loan Bank Advances	46,200,000	36,200,000
Other Liabilities	2,067,554	2,484,991
Total Liabilites	236,995,769	216,154,091

Stockholders' Equity:
Common Stock - 3,747,319 Shares issued	37,473	37,473
Additional Paid-in Capital	18,805,233	18,779,709
Retained Earnings	12,726,988	12,536,512
Unearned ESOP Shares	(924,000)	(1,013,460)
Unearned Compensation	(358,384)	(389,169)
Accumulated other comprehensive loss	(22,968)	(3,654)
Treasury Stock at cost, - 22,691 and 26,251 shares, respectively	(340,582)	(394,011)
Total Stockholders' Equity	29,923,754	29,553,400
TOTAL LIABILITIES AND EQUITY	$266,919,523	$245,707,491

Next Page

CITIZENS COMMUNITY BANCORP

Consolidated Statements of Income - Unaudited
For the Three and Nine Months Ended June 30, 2006 and 2005

	Three Months Ended		Nine Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Interest and Dividend Income:
Interest and fees on loans	$3,941,410	$2,891,496	$11,246,138	$8,244,995
Other interest and dividend income	69,615	24,474	288,687	67,852
Total interest and dividend income	4,011,025	2,915,970	11,534,825	8,312,847
Interest expense:
Interest on deposits	1,348,386	810,231	3,716,180	2,266,181
Notes Payable Interest	535,223	210,756	1,308,107	403,627
Total interest expense	1,883,609	1,020,987	5,024,287	2,669,808
Net Interest Income	2,127,416	1,894,983	6,510,538	5,643,039
Provision for loan losses	62,620	103,200	171,071	305,336
Net interest income after provision for loan losses	2,064,796	1,791,783	6,339,467	5,337,703

Noninterest Income:
Service charges on deposit accounts	263,943	195,017	739,208	565,450
Insurance commissions	102,856	77,298	268,333	273,958
Loan fees and service charges	102,434	83,134	296,968	231,642
Securities Gains	0	0	27,110	0
Other	3,588	67,484	11,393	460,383
Total Noninterest Income	472,821	422,933	1,343,012	1,531,433

Noninterest expense:
Salaries and related benefits	1,428,145	1,127,902	4,199,821	3,311,541
Occupancy - Net	278,034	179,692	746,324	529,585
Office	184,292	148,719	612,749	448,588
Data processing	102,503	66,284	309,636	220,812
Other	401,141	255,955	1,244,601	940,170
Total noninterest expense	2,394,115	1,778,552	7,113,131	5,450,696

Income before provision for income tax	143,502	436,164	569,348	1,418,440
Provision for income taxes	59,410	163,655	235,662	561,941

Net income	$ 84,092	$ 272,509	$ 333,686	$ 856,499

Per Share Information:
Basic Earnings	$0.02	$0.09	$0.09	$0.29
Diluted Earnings	$0.02	$0.09	$0.09	$0.29
Dividends Paid	$0.05	$0.05	$0.15	$0.15

Next Page

CITIZENS COMMUNITY BANCORP

Consolidated Statements of
Changes in Stockholders' Equity - Unaudited
For the Nine Months ended June 30, 2006 and 2005

Nine Months Ended June 30, 2006	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Unearned Compensation	Accumulated Other Comprehensive Loss	Treasury Stock	Total

Balance - Beginning of Period	3,747,319	$37,473	$18,779,709	$12,536,512	($1,013,460)	($389,169)	($3,654)	($394,011)	$29,553,400
Comprehensive Income:
Net Income				333,685					333,685
Net Unrealized Loss on Available for Sale Securities							(19,313)		(19,313)
Total Comprehensive Income									314,372

Committed ESOP Shares					89,460				89,460
Appreciation in fair value of ESOP shares charged to expense			36,967						36,967
Common Stock awarded for Recognition and Retention Plan - 3,576 Shares			(11,443)			(42,197)		53,640	0
16 Shares of Common Stock Purchased from Employee 401K Retirement Plan								(211)	(211)
Amortization of Restricted Stock						72,982			72,982
Cash Dividends ($0.15 per share)				(143,216)					(143,216)
Balance - End of Period	3,747,319	$37,473	$18,805,233	$12,726,981	($924,000)	($358,384)	($22,967)	($340,582)	$29,923,754

Nine Months Ended June 30, 2005	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Balance - Beginning of period	3,041,750	$30,418	$9,029,696	$11,678,549	($1,132,740)	$0		$0	$19,605,923
Comprehensive Income:
Net Income				856,499					856,499
Other Comprehensive Income				0					0
Total Comprehensive Income				856,499					856,499

59,618 Shares of Common Stock purchased for Recognition and Retention Plan								(894,866)	(894,866)
Committed ESOP shares			34,919		89,460				124,379
33,386 Shares of Common Stock Awarded for Recognition and Retention Plan			(52,082)			(449,042)		501,124	0
19 Shares of Common Stock Purchased from Employee 401K Retirement Plan								(269)	(269)
Amortization of Restricted Stock						37,420			37,420
Cash dividends ($0.15 per share)				(145,487)					(145,487)
Balance - End of Period	3,041,750	$30,418	$9,012,533	$12,389,561	($1,043,280)	($411,622)	$0	($394,011)	$19,583,599

Next Page

CITIZENS COMMUNITY BANCORP

Consolidated Statements of Cash Flows - Unaudited
For the Nine Months ended June 30, 2006 and 2005

	June 30, 2006	June 30, 2005
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Cash flows from operating activities:
Net Income	$333,685	$856,499
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for depreciation	296,564	187,575
Provision for loan losses	171,071	305,336
Amortization of core deposit intangible	226,169	19,147
Amortization of purchase accounting adjustments	(57,681)	0
Amortization of Restricted Stock	72,982	37,420
Federal Home Loan Bank stock dividends	(16,480)	(36,900)
ESOP contribution expense in excess of shares released	36,967	34,919
Increase in accrued interest receivable and other assets	(282,147)	(499,969)
Increase (decrease) in other liabilities	(417,437)	443,498
Total adjustments	30,008	491,026
Net cash provided by operating activities	363,693	1,347,525
Cash flows from investing activities:
Proceeds from maturities of other interest bearing deposits	388,500	0
Proceeds from sale of securities available-for-sale	1,265,501	0
Purchase of Federal Home Loan Bank stock	(198,620)	(810,400)
Net increase in loans	(29,372,904)	(29,505,434)
Capital expenditures	(952,905)	(195,321)
Net cash used in investing activities	(28,870,428)	(30,511,155)
Cash flows from financing activities:
Increase in Borrowings	10,000,000	20,000,000
Increase in deposits	11,259,115	9,523,736
Purchase common stock	(211)	(895,135)
Reduction in unallocated shares held by ESOP	89,460	89,460
Cash dividends paid	(143,216)	(145,487)
Net cash provided by financing activities	21,205,148	28,572,574
Net decrease in cash and cash equivalents	(7,301,587)	(591,056)
Cash and cash equivalents at beginning	9,265,477	4,768,007
Cash and cash equivalents at end	$1,963,890	$4,176,951

Next Page

CITIZENS COMMUNITY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - ORGANIZATION

The financial statements of Citizens Community Federal (the "Bank") included herein have been included by Citizens Community Bancorp (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. The Company is a successor to Citizens Community Federal as a result of a regulatory restructuring into the mutual holding company form, which was effective on March 29, 2004. The restructuring included the capitalization of the Company, the sale of 978,650 shares of its common stock, including 119,236 shares to the Company's employee stock ownership plan (ESOP), the issuance of 2,063,100 shares to the Citizens Community MHC and the acquisition by the Company of all of the shares of Citizens Community Federal. The ESOP borrowed $1,192,360 from the Company to purchase its shares of the Company's stock.

Proceeds from the stock offering, net of the ESOP loan of $1,192,360, totaled $7,974,296. $4,533,328 was used to purchase 100% (3,041,750 shares) of Citizens Community Federal's stock and $3,340,968 was retained by the Company for short-term investments and general corporate purposes. The restructuring included a series of transactions by which the corporate structure of Citizens Community Federal was converted from a mutual savings bank to the mutual holding company form of ownership. Upon completion, Citizens Community Federal became a federal stock savings bank subsidiary of Citizens Community Bancorp. Citizens Community Bancorp is a majority-owned subsidiary of Citizens Community MHC. Members of Citizens Community Federal became members of Citizens Community MHC and continue to have the same voting rights in Citizens Community MHC after the restructuring as they had in Citizens Community Federal. After the stock offering, Citizens Community MHC owned 67.83% or 2,063,100 shares of the common stock of Citizens Community Bancorp and the remaining 32.17% of the stock was sold to the public.

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

The accompanying unaudited consolidated financial statements of Citizens Community Bancorp have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation have been included. Operating results for the three and nine months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.

NOTE 3 - STOCK AWARD PLANS

In February 2005, the Recognition and Retention Plan was approved by the Company's shareholders. The plan provides for the grant of up to 59,618 shares. As of June 30, 2006, 36,962 restricted shares had been granted under this plan. Restricted shares are issued at no cost to the employee and have a five-year vesting period. The fair value of the restricted shares on the date of issue was $13.45 per share for 33,386 shares and $11.80 for 3,576 shares. Compensation expense related to these awards was $24,562 for the three months ended June 30, 2006, and $72,981 for the nine months ended June 30, 2006.

In February 2005, the 2004 Stock Option and Incentive Plan was approved by the Company's shareholders. The plan provides for the grant of nonqualified and incentive stock options, and stock appreciation rights. The total number of shares available for future grants at June 30, 2006 under the plan was 149,046. At June 30, 2006, 105,827 options had been granted under this plan at a weighted average exercise price of $13.45 per share. Options vest over a five-year period. Unexercised nonqualified stock options expire in 15 years and unexercised incentive stock options expire in 10 years. None of the options granted were vested, exercised, or forfeited during the period and all options granted remain outstanding at June 30, 2006.

NOTE 4 - STOCK-BASED COMPENSATION

The Company accounts for stock-based employee compensation using the intrinsic value method prescribed under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. Accordingly, the Company records compensation expense if the quoted market price on the date of grant exceeds the exercise price. Compensation expense for stock options is calculated as the number of options granted multiplied by the amount the market price exceeds the exercise price. For options with a vesting period, the expense, if applicable, is recognized over the vesting period. Compensation expense is recognized immediately for options that are fully vested on the date of grant. The Company has not recognized any stock option related employee compensation expense during the three months or nine months ended June 30, 2006.

Next Page

If the Company had elected to recognize compensation expense for its employee stock-based compensation plans based on the fair values at the grant dates, consistent with the methodology prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation", net earnings and earnings per share would have been reported as follows: (See also Note 6 (New Accounting Pronouncements No. 123(R) )

	Three months ended		Nine months ended
	06/30/06	06/30/05	06/30/06	06/30/05

Net income - as reported	$84,092	$272,509	$333,686	$856,499
Deduct: Total stock-based employee compensation Expense determined under a fair value based method For all awards granted, net of related tax effects	$16,716	$16,716	$50,148	$27,860
Proforma net income	$67,376	$255,793	$283,538	$828,639
Basic earnings per share - as reported	$ 0.02	$ 0.09	$ 0.09	$ 0.29
Proforma basic earnings per share	$ 0.02	$ 0.09	$ 0.08	$ 0.28
Diluted Earnings Per Share - as reported	$ 0.02	$ 0.09	$ 0.09	$ 0.29
Pro forma diluted earnings per share	$ 0.02	$ 0.09	$ 0.08	$ 0.28

For purposes of the pro forma disclosures above, the weighted average fair value per stock option granted was $3.66. The fair value was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: (1) annual volatility factor of 16%, (2) risk-free interest rate of 4.16%, (3) expected dividend yield of 1.5% and (4) expected option term of ten years.

NOTE 5 - EARNINGS PER SHARE

Basic and diluted earnings per share represent income available to common shareholders divided by the weighted-average number of common shares outstanding during the period, excluding unallocated shares of the Employee Stock Ownership Plan (ESOP). The weighted average number of shares outstanding was 3,631,234 for the three months ended June 30, 2006, and 3,627,049 for the nine months ended June 30, 2006. Basic and diluted earnings per share of $0.02 were reported for the three months ended June 30, 2006, compared to $0.09 per share reported for the three-month period ended June 30, 2005. Basic and diluted earnings per share of $0.09 were reported for the nine-month period ended June 30, 2006, compared to $0.29 for the prior nine-month period. (Dividends paid represent the dividends paid on the 955,959 outstanding public shares).

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

Next Page

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and SFAS No. 3." SFAS No. 154 requires changes in accounting principles to be retrospectively applied to the prior periods presented in the financial statements, unless it is impracticable to determine either the period--specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. The Company does not expect SFAS No. 154 to have a material impact on the Company's financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140." SFAS No. 155 amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities," and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." The Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not expect SFAS No. 155 to have a material impact on the Company's financial position or results of operation.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140." SFAS No. 156 amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. Statement No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not expect SFAS No. 156 to have a material impact on the Company's financial position or results of operation.

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

The following discussion focuses on the consolidated financial condition of the Company and the Bank as of June 30, 2006 and the consolidated results of operations for the three and nine months ended June 30, 2006, compared to the same period in 2005. This discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto included with this report.

Next Page

Historically, we were a federal credit union. We accepted deposits and made loans to members, who were the people who lived, worked or worshiped in the Wisconsin counties of Chippewa and Eau Claire, and parts of Pepin, Buffalo and Trempealeau. In addition, this included businesses and other entities located in these counties, and members and employees of the Hocak Nation. In December 2001, we converted to a federal mutual savings bank in order to better serve our customers and the local community through the broader lending ability of a federal savings bank, and to expand our customer base beyond the limited field of membership permitted to credit unions. As a federal savings bank, we have expanded authority in structuring residential mortgage and consumer loans, and the ability to make commercial loans, although the Bank does not currently have any immediate plans to expand our commercial lending.

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

On July 1, 2005, Citizens Community Federal successfully completed a merger with Michigan-based, Community Plus - a federally chartered mutual savings bank headquartered in Rochester Hills with an additional branch location in Lake Orion, Michigan. As a result of the merger 705,569 additional shares of common stock of Citizens Community Bancorp were issued to Citizens Community MHC, and Community Plus's members became members of Citizens Community MHC.

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

Financial Condition

Total Assets. Total assets of the Company as of June 30, 2006 were $266.9 million, compared to $245.7 million as of September 30, 2005, an increase of $21.2 million, or 8.6%. Assets increased primarily as a result of an increase in loans receivable. Contributing to the increase in loans was the continued growth of the Mankato and Oakdale, Minnesota branches.

Cash and Cash Equivalents. Cash and cash equivalents decreased from $9.3 million on September 30, 2005 to $2.0 million on June 30, 2006. The decrease was a result of using cash to fund loan growth in the period.

Loans Receivable. Loans increased by $29.2 million, or 13.4%, from $218.7 million as of September 30, 2005 to $247.9 million as of June 30, 2006. At June 30, 2006, the loan portfolio was comprised of $158.1 million of loans secured by real estate, or 63.8% of total loans, $89.8 million of consumer loans, or 36.2% of total loans, and commercial loans of $47,000, less than 1% of total loans.

At September 30, 2005, the loan portfolio mix included real estate loans of $144.5 million or 66.1% of total loans, consumer loans of $74.2 million or 33.9% of total loans and commercial loans of $75,000, less than 1% of total loans. As noted above, a contributing factor to the loans receivable increase was the loan production at the Mankato and Oakdale, Minnesota branches. At June 30, 2006 loans receivable in portfolio generated from our Mankato and Oakdale branches totaled $18.0 million and $18.4 million respectively, compared to $11.2 million at Mankato and $11.6 million at Oakdale as of September 30, 2005.

Allowance for Loan Losses. The following table is an analysis of the activity in the allowance for loan losses for the three-and nine-month periods ended June 30, 2006 and June 30, 2005.

Next Page

	Three months ended		Nine months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Balance at Beginning	$807,766	$641,343	$803,218	$554,210
Provisions Charged to Operating Expense	62,620	103,200	171,071	305,336
Loans Charged Off	(71,532)	(41,850)	(181,086)	(170,256)
Recoveries on Loans	8,955	10,945	14,606	24,347
Balance at End	$807,809	$713,638	$807,809	$713,638

Office Properties and Equipment. Total investment in office properties and equipment was $2.9 million on September 30, 2005, and $3.6 million on June 30, 2006, an increase of $700,000 or 24.1%. The increase came primarily from the purchase of computer equipment and software totaling $800,000. On September 9, 2005, the Company entered into a series of purchase agreements and software user agreements with Information Technology, Inc. for computer equipment and software. The purchase was completed in March of 2006.

Deposits. Deposits as of June 30, 2006 were $188.7 million, compared to $177.5 million as of September 30, 2005, an increase of $11.3 million, or 6.4%. The majority of the deposit growth came from the two Minnesota branch offices, as management sought the most cost-effective markets to attract deposits.

Borrowed Funds. Federal Home Loan Bank advances increased from $36.2 million on September 30, 2005 to $46.2 million on June 30, 2006, as the need to fund strong loan demand increased.

Liquidity and Asset / Liability Management. The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, increased loan demand and extensions of credit and for payments of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets; those which can be converted into cash and access to additional sources of funds. Primarily, liquid assets of the Company are cash and cash equivalents, other interest bearing deposits, investments held that are available for sale and maturing loans. Advances from the Federal Home Loan Bank system represent the Company's primary source of immediate additional liquidity, and are maintained at a level necessary to fulfill needs. Assets and liabilities are maintained to provide the proper balance between liquidity, safety and profitability. This monitoring process is done on a continuing basis. The Company manages its interest rate sensitive assets and liabilities on a regular basis to lessen the impact of interest rate changes. As part of managing liquidity, the Company monitors its maturing deposits and loans, loan to deposit ratio, competitors' rates and the cost of borrowing funds versus the ability to attract deposits. The Company manages its rate sensitivity position to avoid wide swings in margins and to minimize risk. The Company's management believes its liquidity sources are adequate to meet its operating needs. The Company's earnings were negatively impacted by the flat yield curve during the three-and nine-month periods ended June 30, 2006. The flat yield curve contributed to a reduction in interest spread as interest rates on deposits continued to rise at a faster rate than interest rates on loans.

Next Page

Off-Balance Sheet Liabilities. The Company has financial instruments with off-balance sheet risk. These instruments include unused commitments for credit cards, lines of credit, overdraft protection and home equity lines of credit, as well as commitments to extend credit. As of June 30, 2006, the Company has $8.5 million in unused commitments compared to $8.1 million in unused commitments as of September 30, 2005.

Capital Resources. Capital ratios applicable to the Bank as of June 30, 2006 and September 30, 2005 were as follows:

Capital Ratios
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2006 (Unaudited)
Total capital (to risk weighted assets)	$20,107,000	11.5%	$14,028,000	>= 8.0%	$17,535,000	>= 10.0%
Tier 1 capital (to risk weighted assets)	$19,492,000	11.1%	$7,014,000	>= 4.0%	$10,521,000	>= 6.0%
Tier 1 capital (to adjusted total assets)	$19,492,000	7.5%	$10,395,000	>= 4.0%	$12,994,000	>= 5.0%
Tangible capital (to tangible assets)	$19,492,000	7.5%	$3,898,000	>= 1.5%	NA	NA
As of September 30, 2005
Total capital (to risk weighted assets)	$19,318,000	12.6%	$12,259,000	>= 8.0%	$15,323,000	>= 10.0%
Tier 1 capital (to risk weighted assets)	$18,693,000	12.2%	$6,129,000	>= 4.0%	$9,194,000	>= 6.0%
Tier 1 capital (to adjusted total assets)	$18,693,000	7.9%	$9,495,000	>= 4.0%	$11,869,000	>= 5.0%
Tangible capital (to tangible assets)	$18,693,000	7.9%	$3,561,000	>= 1.5%	NA	NA

Management intends to maintain capital levels in the well-capitalized category established by regulatory authorities. The Bank was categorized as "well-capitalized" under the regulatory framework for capital adequacy as of June 30, 2006 and September 30, 2005.

Results of Operations

Overview. For the quarter ended June 30, 2006, the Company continued to see strong loan demand with a leveling off of the rapid deposit growth from the first quarter of fiscal 2006, as management utilized borrowed funds to help fund the loan demand. Loan quality remained good with low delinquency levels resulting in a lower provision for loan loss. Interest rates on deposits continued to increase at a slightly faster pace than the rates on loans, but this increase was less evident than in the first six months of fiscal 2006. The Company incurred increased operating expenses during the current periods, primarily associated with the two Michigan offices acquired July 1, 2005. The Company anticipates continued strong loan growth and fee income that should help offset the decline in rate spread going forward.

Next Page

Net Income. For the three months ended June 30, 2006, the Company reported net income of $84,092, a decrease of 69.1%, compared to net income of $272,509 for the three months ended June 30, 2005. Net income was $333,686 for the nine months ended June 30, 2006, as compared to net income of $856,499 for the same period in 2005. The decrease for both periods was primarily a result of income generated in the prior period from the January 12, 2005 merger of PULSE-EFT and Discover Financial Services, and an increase in operating costs in the current periods associated with the two Michigan offices acquired July 1, 2005, located in Rochester Hills and Lake Orion. The Company was a stockholder and member of PULSE-EFT. As a result of the merger, the Company received a total of $448,029 in pre-tax income in the second and third quarters of fiscal 2005 from this one-time event. Both net interest margin and interest spread decreased from 4.31% and 4.28%, respectively, for the three months ended June 30, 2005 to 3.57% and 3.08% respectively, for the current three-month period; and net interest margin and interest spread decreased from 4.53% and 4.10%, respectively, for the prior nine-month period to 3.72% and 3.28%, respectively, for the current nine-month period. The decrease in both net interest margin and interest spread were a result of the increase in short-term interest rates and the flat yield curve that existed during the periods.

Total Interest Income. Total interest income increased by $1.1 million for the three-month period ended June 30, 2006, to $4.0 million from $2.9 million for the same period in 2005. Total interest income increased by $3.2 million for the nine-month period ended June 30, 2006, to $11.5 million from $8.3 million for the nine-month period ended June 30, 2006. The increase for both periods was a result of an increase in the average balance of loans receivable attributed to strong loan demand. The yield on loans receivable decreased in both periods, from 6.58% for the three-month period ended June 30, 2005, to 6.54% for the three-month period ended June 30, 2006, and from 6.62% for the nine-month period ended June 30, 2005, to 6.49% for the nine-month period ended June 30, 2006, reflecting the payments and payoffs on higher yielding loans being replaced by new loans with lower interest rates, primarily early in the year.

Total Interest Expense. Total interest expense increased $863,000 to $1.9 million for the quarter ended June 30, 2006 from $1.0 million for the quarter ended June 30, 2005. Total interest expense increased $2.3 million to $5.0 million for the nine-month period ended June 30, 2006, compared to $2.7 million for the prior nine-month period. The increase for both periods was a result of an increase in the average balance of deposits and FHLB advances, and an increase in the average rate paid on both deposits and FHLB advances. The average cost of interest-bearing liabilities increased from 2.62% for the quarter ended June 30, 2005 to 3.52% for the quarter ended June 30, 2006. The average cost of interest-bearing liabilities increased from 2.35% for the nine-month period ended June 30, 2005 to 3.23% for the current nine-month period.

Net Interest Income. Net interest income before provision for loan losses increased by $232,433 for the three-month period ended June 30, 2006, to $2.1 million compared to $1.9 million for the same period in 2005. Net interest income increased by $867,499 for the nine-month period ended June 30, 2006, from $5.6 million to $6.5 million. The increase in net interest income for both periods was due to an increase in the average balance of loans receivable, partially offset by a decrease in average loan yield and an increase in interest expense due to an increase in the average balance of deposits and FHLB advances and an increase in the average rate paid on interest-bearing liabilities.

Next Page

Provision for Loan Losses. We establish the provision for loan losses, which is charged to operations, at a level management believes will adjust the allowance for loan losses to reflect probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers the types of loans and the amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. Based on our evaluation of these factors, we made provisions of $62,620 and $103,200 for the three months ended June 30, 2006 and June 30, 2005, respectively. For the nine-month period ended June 30, 2006, we made provisions of $171,071 compared to provisions of $305,366 for the prior nine-month period even though non-performing assets increased to approximately $1,169,000 at June 30, 2006, as compared to $701,000 at September 30, 2005. Non-performing assets were .44% of total assets as of June 30, 2006 as compared to 0.29% of total assets as of September 30, 2005. The primary cause of the increase in non-performing assets was a result of two borrowers defaulting on 1-4 family mortgage loans, and the subsequent foreclosure action that resulted in both properties becoming real estate owned during the period ending June 30, 2006. The properties are valued at $376,000 and minimal loss is anticipated. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available, or as future events change. We used the same methodology and generally similar assumptions in assessing the loan allowance for both periods.

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

Non-Interest Income. Non-interest income increased to $472,821 for the period ended June 30, 2006, compared to $422,933 for the same period in 2005. For the nine-month period ended June 30, 2006, non-interest income decreased to $1,343,012 from $1,531,433 for the nine-month period ended June 30, 2005. Insurance income and loan fees increased for both periods. The decrease in non-interest income for the nine-month period ending June 30, 2006 came primarily as a result of non-recurring income generated in the prior period from the January 12, 2005 merger of PULSE-EFT and Discover Financial Services, for which the Company received a total of $448,029 in the second and third quarters of fiscal 2005.

Non-Interest Expense. Non-interest expense increased from $1.8 million to $2.4 million for the three months ended June 30, 2006. Non-interest expense increased from $5.5 million for the nine-month period ended June 30, 2005 to $7.1 million for the same period in 2006. The increase was due primarily to the additional operating costs associated with the two Michigan offices acquired July 1, 2005, located in Rochester Hills and Lake Orion. In addition, there were non-recurring costs in the current nine-month period associated with the February 2006 computer conversion due to considerable time and effort involved with the project. The cost of overtime, training, travel expenses, customer mailings and form replacement totaled approximately $50,000 during the current nine-month period ended June 30, 2006.

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

ITEM 3. CONTROLS AND PROCEDURES

An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-15(e) under the Securities Exchange Act of 1934 (the "Act") as of June 30, 2006 was carried out under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer and several other members of our senior management. The Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2006, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports the Company files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially effect, our internal controls over financial reporting.

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

Next Page

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and annually report on their systems of internal control over financial reporting. In addition, our independent accountants must report on management's evaluation. We are in the process of evaluating, documenting and testing our system of internal control over financial reporting to provide the basis for our report that will, for the first time, be a required part of our annual report on Form 10-KSB for the fiscal year ending September 30, 2007. Due to the ongoing evaluation and testing of our internal controls, there can be no assurance that if any control deficiencies are identified they will be re-mediated before the end of the 2007 fiscal year, or that there may not be significant deficiencies or material weaknesses that would be required to be reported. In addition, we expect the evaluation process and any required remediation, if applicable, to increase our accounting, legal and other costs and divert management resources from core business operations.

PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

In the normal course of business, the Company occasionally becomes involved in various legal proceedings. In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes our share repurchase activity during the three months ended June 30, 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet be Purchased Under the Plan

April 1, 2006 through April 30, 2006	NA	NA	NA	NA
May 1, 2006 through May 31, 2006	NA	NA	NA	NA
June 1, 2006 through June 30, 2006	NA	NA	NA	NA

Total	NA	NA	NA	NA

Item 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Item 5.   OTHER INFORMATION

Not applicable

Item 6.   EXHIBITS

(a)	Exhibits 31.1 Rule 13a-15(e) Certification of the Company's President and Chief Executive Officer 31.2 Rule 13a-15(e) Certification of the Company's Chief Financial Officer 32.0 Certification

Next Page

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS COMMUNITY BANCORP
Date:	August 11, 2006	By:	/s/ James G. Cooley James G. Cooley President and Chief Executive Officer
Date:	August 11, 2006	By:	/s/ John D. Zettler John Zettler Chief Financial Officer

Next Page